Form 10-Q
period 1998-04-04
FIELDS MRS ORIGINAL COOKIES INC
filed 1998-05-20
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the Quarterly Period Ended:     April 4, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number:    333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
               (Exact name of registrant specified in its charter)

         DELAWARE                                           87-0552899
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
        Salt Lake City, Utah                               84121-7050
---------------------------------------          -------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (801) 736-5600
              (Registrant's telephone number, including area code)

                             462 West Bearcat Drive
                           Salt Lake City, Utah 84115

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  yes        no

The Company had 400 shares of common stock outstanding at May 15, 1998.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as
 of April 4, 1998 and January 3, 1998.........................................3

Condensed Consolidated Statements of Operations for the thirteen-week periods ended April 4, 1998 and March 29, 1997.......................................5

Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended April 4, 1998 and March 29, 1997.......................................6

Notes to Condensed Consolidated Financial Statements..........................7


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations..................12


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................18

Item 6.   Exhibits and Reports on Form 8-K...................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
                                                                     Page 1 of 2

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                                          April 4,            January 3,
                                                                                           1998                  1998
                                                                                                   (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                         $    15,015          $    16,287
    Accounts receivable, net of allowance for doubtful accounts of $41 and $32,
       respectively                                                                         1,240                1,535
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $620 and $582, respectively                                              1,746                2,176
    Inventories                                                                             2,972                3,100
    Prepaid rent and other                                                                  2,669                2,960
    Deferred income tax assets, current portion                                             2,765                2,765
                                                                                      -----------          -----------

                Total current assets                                                       26,407               28,823
                                                                                       ----------           ----------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 21,313               21,099
    Equipment and fixtures                                                                 14,924               14,100
    Land                                                                                      128                  128
                                                                                    -------------         ------------
                                                                                           36,365               35,327
    Less accumulated depreciation and amortization                                         (7,464)              (6,125)
                                                                                      -----------          -----------

                Net property and equipment                                                 28,901               29,202
                                                                                       ----------           ----------

DEFERRED INCOME TAX ASSETS, net of current portion                                            734                  734
                                                                                     ------------         ------------

GOODWILL, net of accumulated amortization of $6,098 and $4,980, respectively
                                                                                           67,466               68,501
                                                                                        ---------           ----------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $1,704 and
    $1,409, respectively                                                                   14,898               15,193
                                                                                        ---------           ----------

DEFERRED LOAN COSTS, net of accumulated amortization of $281 and
    $70, respectively                                                                       5,695                5,906
                                                                                      -----------          -----------

OTHER ASSETS                                                                                1,258                1,325
                                                                                      -----------          -----------

                                                                                         $145,359             $149,684
                                                                                         ========             ========



The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                                                     Page 2 of 2
              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                    April 4,            January 3,
                                                                                     1998                  1998
                                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                               $     472            $     472
    Current portion of capital lease obligations                                          151                  142
    Accounts payable                                                                    2,918                3,805
    Accrued liabilities                                                                 1,617                2,826
    Store closure reserve, current portion                                              2,960                3,664
    Accrued salaries, wages and benefits                                                2,074                1,891
    Accrued interest payable                                                            3,613                1,082
    Sales taxes payable                                                                   389                  937
    Deferred income                                                                       630                  871
                                                                                   ----------           ----------

              Total current liabilities                                                14,824               15,690

LONG-TERM DEBT, net of current portion                                                100,089              100,284

STORE CLOSURE RESERVE, net of current portion                                           1,802                1,802

CAPITAL LEASE OBLIGATIONS, net of current portion                                         221                  183
                                                                                  -----------          -----------

              Total liabilities                                                       116,936              117,959
                                                                                     --------             --------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED  STOCK of PTI (a  majority  owned subsidiary), aggregate liquidation preference of $1,437 and $1,451,
    respectively                                                                          992                  902
                                                                                  -----------          -----------

MINORITY INTEREST                                                                          75                   58
                                                                                 ------------         ------------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                        -                    -
    Additional paid-in capital                                                         30,843               30,843
    Accumulated deficit                                                                (3,487)                 (78)
                                                                                  -----------        -------------

              Total stockholder's equity                                               27,356               30,765
                                                                                   ----------           ----------

                                                                                     $145,359             $149,684
                                                                                     ========             ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                  Thirteen Weeks Ended       Thirteen Weeks Ended
                                                                                    April 4, 1998               March 29, 1997
                                                                                    ----------------            --------------
                                                                                                    (Unaudited)
REVENUES:
    Net store sales                                                                      $28,545                      $27,642
    Franchising, net                                                                       1,121                          745
    Licensing, net                                                                           251                          439
    Other, net                                                                               168                           85
                                                                                      ----------                  -----------

       Total revenues                                                                     30,085                       28,911
                                                                                        --------                     --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                                     17,054                       16,091
    Food cost of sales                                                                     6,741                        6,697
    General and administrative                                                             4,082                        3,698
    Depreciation and amortization                                                          2,881                        2,072
                                                                                       ---------                    ---------

       Total operating costs and expenses                                                 30,758                       28,558
                                                                                        --------                     --------

          (Loss) income from operations                                                     (673)                         353
                                                                                       ----------                  ----------

OTHER INCOME (EXPENSE), net
    Interest expense                                                                      (2,756)                      (1,545)
    Interest income                                                                          176                          108
    Other expense                                                                            (13)                         -
                                                                                      -----------                  -----------

       Total other income (expense), net                                                  (2,593)                      (1,437)
                                                                                         --------                     --------

          Loss before provision for income taxes                                          (3,266)                      (1,084)

PROVISION FOR INCOME TAXES                                                                   (10)                         (50)
                                                                                       ---------                   ----------

          Loss before preferred stock accretion and dividends of subsidiaries
              and minority interest                                                       (3,276)                      (1,134)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                            (111)                         (89)

MINORITY INTEREST                                                                            (22)                           -
                                                                                      ----------               --------------

          Net loss                                                                       $(3,409)                    $ (1,223)
                                                                                         =======                     =========




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                               Thirteen Weeks Ended      Thirteen Weeks Ended
                                                                                   April 4, 1998           March 29, 1997
                                                                                   -------------           --------------
                                                                                                (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $  (3,409)                 $ (1,223)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities, net of effects from acquisitions:
         Depreciation and amortization                                                   2,881                     2,072
         Amortization of deferred loan costs                                               211                         -
         Loss on sale of assets                                                             13                         -
         In-kind interest expense on note payable to stockholder                             -                        89
         Preferred stock accretion and dividends of subsidiaries                           111                        89
         Minority interest                                                                  22                         -
         Changes in assets and liabilities, net of effects from acquisitions:
               Accounts receivable                                                         295                       163
               Amounts due from franchisees and licensees                                  430                       286
               Inventories                                                                 128                      (496)
               Prepaid rent and other                                                      291                     1,131
               Other assets                                                                 67                        (6)
               Accounts payable and accrued liabilities                                 (1,948)                   (1,301)
               Store closure reserve                                                      (704)                     (442)
               Accrued salaries, wages and benefits                                        183                      (196)
               Accrued interest payable                                                  2,531                      (249)
               Sales taxes payable                                                        (548)                     (282)
               Deferred income                                                            (241)                      202
                                                                                      ---------               ----------
                  Net cash provided by (used in) operating activities                      313                      (163)
                                                                                     ---------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions expenses                                                (53)                        -
    Purchase of property and equipment, net of effects from acquisitions                (1,226)                   (1,206)
                                                                                      ---------                ----------
                  Net cash used in investing activities                                 (1,279)                   (1,206)
                                                                                      ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                           (195)                      (29)
    Principal payments on capital lease obligations                                        (90)                        -
    Reduction in preferred stock                                                           (21)                        -
                                                                                    -----------            -------------
                  Net cash used in by financing activities                                (306)                      (29)
                                                                                     ----------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,272)                   (1,398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    16,287                     6,709
                                                                                      --------                 ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                         $15,015                 $   5,311
                                                                                       =======                 =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest was approximately $14 and $1,704 for the 13 weeks ended April 4, 1998 and March 29, 1997, respectively.


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Mrs. Fields' Original Cookies, Inc. (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("MFH" or the "Parent"). MFH is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). The Company has five wholly owned subsidiaries; namely, The Mrs. Fields' Brand, Inc. ("MFB"), Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc. ("PTI") of which the Company owns 60 percent of the common stock.

The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through four specialty retail chains. As of April 4, 1998, the Company owned and operated 146 "Mrs. Fields Cookies" stores, 145 "Original Cookie Company" stores, 100 "Hot Sam Pretzels" stores and 81 "Pretzel Time" stores, all of which are located in the United States. Additionally, the Company has franchised or licensed 469 stores in the United States and 78 stores in 10 other countries. As of April 4, 1998, the Company operated 377 core stores and operated 95 stores which are in the process of being sold or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 1999.

The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls.


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of April 4, 1998 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4, as amended, for the fiscal year ended January 3, 1998.

The results of operations for the thirteen week period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 2, 1999. Earnings per share is not presented, as the Company is wholly-owned by MFH.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

During the 13 weeks  ended  April 4, 1998,  the  Company  adopted  Statement  of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income.". SFAS No. 130 requires an "all-inclusive" approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether they are considered to be results of operations of the period. The adoption of SFAS No. 130 had no impact on the Company's financial statement presentation.

Reclassifications

Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.


(3)   PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company assuming the PTI and H&M acquisitions had occurred at the beginning of the fiscal year ended Janaury 3, 1998. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been consummated at the beginning of the fiscal year ended January 3, 1998.


                                         13 Weeks Ended        13 Weeks Ended
                                          April 4, 1998        March 29, 1997
                                        ----------------       --------------
                                                        (Unaudited)
   Total Revenues.............              $30,085                $33,914

  (Loss) income from
     operations...............                 (673)                   632

   Net loss...................              $(3,409)               $(1,970)


(4)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's obligation related to its $100,000,000 aggregate principal amount of 10 1/8 percent Series A Senior Notes due 2004 is fully and unconditionally guaranteed ("the Guarantee") on a senior basis by one of the Company's wholly owned subsidiaries. The Guarantee is a general unsecured obligations of The Mrs. Fields' Brand, Inc. ("the Guarantor"), rank senior in right of payment to all subordinated indebtedness of the Guarantor Subsidiary and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantor Subsidiary. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantor Subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), The Mrs. Fields' Brand, Inc. (the "Guarantor Subsidiary") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc., of which the Company owns 60 percent of the common stock (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiary because management has determined that such information is not material.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 4, 1998

                             (dollars in thousands)


                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary      Subsidiaries      Eliminations         Consolidated
                                        -----------     ------------   ----------------   ---------------      --------------

ASSETS
======
    CURRENT ASSETS:
       Cash and cash equivalents        $   13,948      $       411       $       656       $           -      $     15,015
       Accounts receivable, net                857                -               383                  -              1,240
       Amounts due from franchisees
          and licensees, net                 1,036              577               133                  -              1,746
       Inventories                           2,972                -                 -                  -              2,972
       Other current assets and
          amounts due from (to)       ---------------  ---------------  ----------------  -----------------    ------------
          affiliates, net                    5,623             (275)               86                  -              5,434

            Total current assets            24,436              713             1,258                  -             26,407

    PROPERTY AND EQUIPMENT, net             28,751                1               149                  -             28,901
    INTANGIBLES, net                        59,306           17,405             5,653                  -             82,364
    INVESTMENT IN SUBSIDIARIES              25,098                -                 -            (25,098)                 -
    OTHER ASSETS                             7,587                -               100                  -              7,687

                                        $  145,151      $    18,119       $     7,187       $     (25,098)     $    145,359
                                       ============    ==============   ================  ==================   =============

LIABILITIES AND STOCKHOLDER'S EQUITY
====================================

CURRENT LIABILITIES:
    Current portion of long-term
       debt and capital lease           $      151      $         -       $       472       $           -      $         623
       obligations
       Accounts payable                      2,761                -               157                  -              2,918
       Accrued liabilities                  10,416               21               846                  -             11,283

            Total current                   13,328               21             1,475                  -             14,824
       liabilities

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current
    portion                                100,221                -                89                  -            100,310
OTHER ACCRUED LIABILITIES                    1,802                -                 -                  -              1,802
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                 -                -               992                  -                992
MINORITY INTEREST                              123                -                22                (70)                75
STOCKHOLDER'S EQUITY                        29,677           18,098             4,609            (25,028)            27,356
                                      ===============  ===============  ================  =================  =================
                                        $  145,151      $    18,119       $     7,187       $     (25,098)     $     145,359
                                      ===============  ===============  ================  =================  =================


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 4, 1998

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary    Subsidiaries       Eliminations        Consolidated
                                      --------------    ------------    --------------    --------------      --------------

NET REVENUES                            $   29,088       $      251       $       746       $           -      $      30,085
                                      --------------    ------------    --------------    ---------------      -------------
OPERATING COSTS AND EXPENSES:
       Selling and store occupancy          17,054                -                 -                  -             17,054
        costs
       Food cost of sales                    6,741                -                 -                  -              6,741
       General and administrative            3,338              276               468                  -              4,082
       Depreciation and amortization         2,449              319               113                  -              2,881
                                       -------------     -----------     -------------    ----------------     -------------
            Total operating costs
               and expenses                 29,582              595               581                  -             30,758


    (Loss) income from operations             (494)            (344)              165                  -               (673)

    INTEREST EXPENSE AND
      OTHER, net                            (2,601)               8                 -                  -             (2,593)
                                        ------------      -----------     -------------    ---------------      -------------
       (Loss) income before
         provision for income taxes
         and equity in net loss of
         consolidated subsidiaries          (3,095)            (336)              165                  -             (3,266)

    PROVISION FOR INCOME TAXES                 (10)               -                 -                  -                (10)
                                        ------------      ------------     -------------   ---------------       -------------
       (Loss) income before
         preferred stock accretion
         and dividends of
         subsidiaries and equity in
         net loss of consolidated
         subsidiaries                       (3,105)            (336)              165                  -             (3,276)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                 -                -              (111)                 -               (111)


    EQUITY IN NET LOSS OF
       CONSOLIDATED SUBSIDIARIES               (22)               -                 -                  -                (22)
                                        ------------      ------------    --------------   ---------------       ------------
    NET (LOSS) INCOME                   $   (3,105)       $    (336)      $        32       $           -        $    (3,409)
                                        ============      ============    ==============   ===============       ============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 4, 1998

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary       Subsidiaries      Eliminations         Consolidated
                                      ---------------  ---------------  ----------------  ----------------     ---------------

    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES             $      627       $     (314)      $         -       $          -         $      313
                                     ----------------  ---------------  ----------------  -----------------    ---------------

    CASH FLOWS FROM INVESTING
       ACTIVITIES:
          Net cash paid for
            acquisitions                       (53)               -                 -                  -                (53)
          Purchase of property and
            equipment, net                  (1,221)               -                (5)                 -             (1,226)
                                      ---------------  ---------------  ----------------  -----------------     --------------
               Net cash used in
                 investing
                 activities                 (1,274)               -                (5)                 -             (1,279)
                                      ---------------  ---------------  ----------------  -----------------     --------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES:
          Reduction of long-term
            debt and capital lease
            obligations                        (90)               -              (195)                 -               (285)
          Reduction in preferred
            stock                                -                -               (21)                 -                (21)
                                      ---------------  ---------------  ----------------  -----------------     --------------
                Net cash used in
                financing activities           (90)               -              (216)                 -               (306)

    NET DECREASE IN CASH AND CASH
       EQUIVALENTS                            (737)            (314)             (221)                 -             (1,272)
    CASH AND CASH EQUIVALENTS,
       beginning of period                  14,685              725               877                  -             16,287
                                      ---------------  ---------------  ----------------  -----------------     --------------
    CASH AND CASH EQUIVALENTS, end
       of period                        $   13,948       $      411       $       656       $          -         $   15,015
                                      ===============  ===============  ================  =================     ==============


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 3, 1998

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries      Eliminations        Consolidated
                                      --------------   --------------   ----------------  ---------------    ---------------
                ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents        $   14,270      $       725       $     1,292       $          -       $     16,287
       Accounts receivable, net              1,388                -               147                  -              1,535
       Amounts due from franchisees
          and licensees, net                 1,517              659                 -                  -              2,176
       Inventories                           3,094                -                 6                  -              3,100
       Other current assets and
          amounts due from (to)
          affiliates, net                    6,593             (615)             (253)                 -              5,725
                                     ---------------  ---------------  ----------------  -----------------    --------------
            Total current assets            26,862              769             1,192                  -             28,823

    PROPERTY AND EQUIPMENT, net             28,907                1               294                  -             29,202
    INTANGIBLES, net                        59,928           17,725             6,041                  -             83,694
    INVESTMENT IN SUBSIDIARIES              23,089                -                 -            (23,089)                 -
    OTHER ASSETS                             7,902                -                63                  -              7,965
                                      --------------  ---------------  ----------------   ----------------    --------------
                                        $  146,688      $    18,495       $     7,590       $    (23,089)      $    149,684
                                      ==============  ===============  ================   ================    ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
====================================

CURRENT LIABILITIES:
    Current portion of long-term
       debt and capital lease
       obligations                      $        -      $         -       $       614      $           -      $         614
       Accounts payable                      3,621               36               148                  -              3,805
       Accrued liabilities                  10,499               25               747                  -             11,271
                                      --------------  ---------------  ----------------    ---------------    --------------
       Total current liabilities            14,120               61             1,509                  -             15,690


LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current
    portion                                100,000                -               467                  -            100,467
OTHER ACCRUED LIABILITIES                    1,802                -                 -                  -              1,802
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                 -                -               902                  -                902
MINORITY INTEREST                                -                -                 -                 58                 58
STOCKHOLDER'S EQUITY                        30,766           18,434             4,712            (23,147)            30,765
                                      ===============  ===============  ================  =================  =================
                                        $  146,688      $    18,495       $     7,590       $     (23,089)     $     149,684
                                      ===============  ===============  ================  =================  =================


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED MARCH 29, 1997

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary      Subsidiaries       Eliminations       Consolidated
                                      --------------    ------------    ---------------    --------------      -------------

NET REVENUES                            $   28,472       $      439       $         -       $          -       $     28,911
                                      --------------    ------------    ----------------   --------------      -------------
OPERATING COSTS AND EXPENSES:
       Selling and store occupancy          16,091                -                 -                  -             16,091
        costs
       Food cost of sales                    6,697                -                 -                  -              6,697
       General and administrative            3,520              178                 -                  -              3,698
       Depreciation and amortization         1,795              277                 -                  -              2,072
                                      --------------    ------------    ----------------   ---------------     -------------
            Total operating costs
               and expenses                 28,103              455                 -                  -             28,558
                                      --------------    ------------    ----------------   ---------------     -------------
            Income (loss) from
              operations                       369              (16)                -                  -                353

    INTEREST EXPENSE AND
      OTHER, net                            (1,102)            (335)                -                  -             (1,437)
                                       -------------     -----------    -----------------  ----------------     -------------
       Loss before provision for
         income taxes and equity in
         net loss of consolidated
         subsidiaries                         (733)            (351)                -                  -             (1,084)

    PROVISION FOR INCOME TAXES                 (50)               -                 -                  -                (50)
                                       -------------     ------------    ----------------   ----------------     ------------
       Loss before preferred stock
         accretion and dividends of
         subsidiaries and equity in
         net loss of consolidated
         subsidiaries                         (783)            (351)                -                  -             (1,134)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                 -              (89)                -                  -                (89)
                                       --------------    ------------     ---------------   -----------------     ------------
    NET LOSS                            $     (783)      $     (440)      $         -       $          -         $   (1,223)
                                       ==============    ============     ===============   =================     ============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED MARCH 29, 1997

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary      Subsidiaries      Eliminations           Consolidated
                                      ---------------  ---------------  ---------------   ----------------        ------------
    NET CASH USED IN OPERATING
       ACTIVITIES                       $      (42)      $     (121)      $         -       $          -          $     (163)

                                      ---------------  ---------------  ----------------  -----------------       ------------
    CASH FLOWS FROM INVESTING
       ACTIVITIES:
          Purchase of property and
            equipment, net
                                            (1,206)               -                 -                  -              (1,206)
                                      ---------------  ---------------  ----------------  -----------------       ------------
               Net cash used in
                 investing
                 activities                 (1,206)               -                 -                  -              (1,206)
                                      ---------------  ---------------  ----------------  -----------------       ------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES:
          Reduction of long-term
            debt and capital lease
            obligations                        (29)               -                 -                  -                (29)
                                      ---------------  ---------------  ----------------  -----------------       ------------
                Net cash used in
                   financing
                   activities                  (29)               -                 -                  -                (29)
                                      ---------------  ---------------  ----------------  -----------------       ------------
    NET DECREASE IN CASH AND CASH
       EQUIVALENTS                          (1,277)            (121)                -                  -             (1,398)
    CASH AND CASH EQUIVALENTS,
       beginning of period                   6,121              588                 -                  -              6,709
                                      ---------------  ---------------  ----------------  -----------------       ------------
  CASH AND CASH EQUIVALENTS, end
       of period                        $    4,844       $      467       $         -       $          -          $   5,311
                                      ===============  ===============  ================  =================       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In 1996, an investor group led by Capricorn Investors II, L.P. ("Capricorn") formed Mrs. Fields' Original Cookies, Inc. and The Mrs. Fields' Brand, Inc. (collectively, "Mrs. Fields" or the "Company") as subsidiaries of Mrs. Fields' Holding Company, Inc. ("MFH").

     On September 17, 1996, the Company initiated operations when it purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields Inc. and subsidiaries, The Original Cookie Company, Incorporated ("Original Cookie"), and the pretzel business of Hot Sam Company, Inc. ("Hot Sam").

     The Company set out to increase sales and profitability of its cookie and pretzel operations by implementing key elements of its business plan coupled with strategic acquisitions. A key element of the business plan is closing or franchising certain Company-owned stores that do not meet specific financial and geographical criteria established by management. Implementation of this element of the business plan is expected to result in enhanced operating margins as these stores are franchised or closed. Stores not planned for franchise or closure are referred to as "core" stores. Core stores will continue to be operated by the Company into the foreseeable future. As a result of converting certain stores to franchises, royalty revenues are expected to increase and general and administrative expenses associated with operating those stores are expected to be reduced.

     The Company is pursuing growth in both its cookie and pretzel businesses through strategic acquisitions. Management expects that significant operating synergies, expense leveraging and geographic market share can be achieved through targeted acquisitions. On July 25, 1997, a subsidiary of MFH, Mrs. Fields' Pretzel Concepts, Inc. ("MFPC") acquired substantially all of the assets and assumed certain liabilities of H&M Concepts Ltd. Co. ("H&M"), the largest franchisee of Pretzel Time, Inc.("Pretzel Time"). On September 2, 1997, MFH acquired 56% of the common stock of Pretzel Time, the franchisor of the Pretzel Time concept.

     On November 26, 1997, the Company received as a contribution from MFH, the business of MFPC and 56% of the shares of common stock of Pretzel Time (the "Pretzel Contributions"). On that same date the Company received as a contribution from MFH, all of the common stock of The Mrs. Fields' Brand, Inc. On January 2, 1998, the Company acquired an additional 4% of Pretzel Time common stock, bringing the Company's total ownership percentage to 60%.

     The Company has recently been in discussions concerning the possible acquisition by the Company of Great American Cookie Company, Inc. ("GACC") for some of its owned or franchised stores. GACC is a publicly reporting company (under the Exchange Act). As of May 15, 1998, no agreement with respect to such a transaction has been concluded, and there can be no assurance that such an agreement will be concluded.

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the 13 weeks ended April 4, 1998 and the 13 weeks ended March 29, 1997. As supplemental information the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.


                                                     For the 13 Weeks Ended
                                                  ------------------------------
                                                                           % OF
                                                                            CHG
                                                                           FROM
                                                   APRIL        MARCH      1997
                                                  4, 1998     29, 1997   TO 1998
                                                  ------------------------------
                                                      (Dollars in thousands)
                  Statement of Operations Data:
                  Revenues:
                         Net store sales........  $28,545     $27,642      3.3%

                         Franchising, net.......    1,121         745     50.5

                         Licensing, net.........      251         439    (42.8)

                         Other revenue, net.....      168          85     97.6
                                                  -------     -------
                         Total revenues.           30,085      28,911      4.1
                                                  -------     -------

                  Operating Costs and Expenses:
                         Selling and store
                           occupancy costs......   17,054      16,091      6.0
                         Food cost of sales.....    6,741       6,697      0.7
                         General and administrative 4,082       3,698     10.4
                         Depreciation and
                            amortization........    2,881       2,072     39.0
                                 Total operating
                            costs and expenses     30,758      28,558      7.7

                  Other Income (Expense), net:
                          Interest expense......   (2,756)     (1,545)    78.4
                                                  --------     -------
                          Interest income.......      176         108     63.0
                                                  --------     -------
                          Other expenses........     (156)       (139)    12.2
                                                  --------     -------
                          Net loss..............  $(3,409)    $(1,223)   178.7%
                                                  ========    ========
                 ---------------------------------------------------------------

                                        Supplemental Information
                  Core stores:
                      Net store sales...........  $24,589     $22,429      9.6%
                                                 --------    --------
                      Operating costs and
                      expenses:
                         Selling and store
                         occupancy costs........   13,583     11,632      16.8
                         Food cost of sales.....    5,654      5,153       9.7
                         Depreciation and
                         amortization...........    1,034        809      27.8
                                                 --------    -------
                            Total operating
                             costs and expenses.   20,271     17,594      15.2
                                                 --------    -------
                            Core store
                              contribution......    4,318      4,835     (10.7)
                                                 ========    =======

                  Stores in the process of being
                  closed or franchised:
                      Net store sales...........    3,956      5,213     (24.1)
                                                 --------    -------
                      Operating costs and
                      expenses:
                         Selling and store
                          occupancy costs.......    3,471     4,459      (22.2)
                         Food cost of sales.....    1,087     1,544      (29.6)
                         Depreciation and
                          amortization..........      109         -        N/A
                            Total operating
                            costs and expenses..    4,667     6,003      (22.3)
                                                 --------    ------
                            Stores in the
                            process of
                            being  closed
                            or franchised.......    (711)      (790)     (10.0)
                                                 ========    =======
                         EBITDA.................   2,208      2,425       (9.8)%
                                                 ========    =======


13 Weeks Ended April 4, 1998 Compared to the 13 Weeks Ended March 29, 1997

Company-owned and Franchised or Licensed Store Activity

         As of April 4, 1998, there were 472 Company-owned stores and 547 franchised or licensed stores in operation. The store activity for the 13 weeks ended April 4, 1998 and the 13 weeks ended March 29, 1997 is summarized as follows:

                                                                         1998                    1997
                                                                 ---------------------  ---------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                 --------  -----------  --------  -----------
Stores open as of the beginning of the fiscal year                  481        553         482        418

     Stores opened (including relocations)                            3         22           1         26

     Stores closed (including relocations)                           (5)       (29)         (1)        (4)

     Non-core (exit plan) stores closed (September 18, 1996          (6)         -         (23)         -
      forward)

     Stores sold to franchisees                                       -          -           -          -

     Non-core (exit plan) stores franchised (September 18,
      1996 forward)                                                  (2)         2           -          -

     Stores acquired from franchisees                                 1         (1)          4         (4)
                                                                   ------     ------       ----       -----
Stores open as of the end of the period                               472        547       463        436
                                                                   ======     ======       ====       =====


         The activity reflected above resulted in 6,195 and 6,143 Company-owned equivalent store weeks and 7,150 and 5,551 franchisee/licensee equivalent store weeks during the 13 weeks ended April 4, 1998 and the 13 weeks ended March 29, 1997, respectively.

Revenues

         Net Stores Sales. Total net store sales increased $903,000, or 3.3%, from $27,642,000 to $28,545,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997.

          Net store sales from core stores increased $2,160,000, or 9.6%, from $22,429,000 to $24,589,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in net store sales from core stores was primarily attributable to the operation of 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997, offset in part by the negative effect of two calendar shifts; (i) the Company's year end was December 28 in 1996 and January 3, 1998 for 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales, and (ii) in addition, Easter was March 30 in 1997 but April 12 in 1998. As a result, Easter holiday sales were in the first quarter of 1997 but will be in the second quarter of 1998. Had these two holiday weeks been in the first quarter of 1998, net store sales from core stores would have been approximately $1,000,000 greater or $25,589,000.

         On a comparable store basis (adjusted for the calendar shifts), system-wide core store sales were down 0.5% during the 13 weeks ended April 4, 1998 compared to the same period in 1997. However, the Mrs. Fields core stores continue to demonstrate the strength of the Mrs. Fields brand by posting a 4.0% increase in comparable store sales. This increase is in addition to a 3.1% increase for the first quarter of 1997.

         Net store sales from stores in the process of being closed or franchised decreased $1,257,000, or 24.1%, from $5,213,000 to $3,956,000 for the
13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This decrease results from closing 6 stores and franchising 2 stores during the 13 weeks ended April 4, 1998 and the effect of closing 23 stores during the 13 weeks ended March 29, 1997. In addition, 47 stores were closed and 9 franchised over the remainder of fiscal year 1997 which were in operation during the 13 weeks ended March 29, 1997.


         Franchising Revenues. Franchising revenues increased $376,000, or 50.5%, from $745,000 to $1,121,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the Pretzel Acquisitions.

         Licensing Revenues. Licensing revenues decreased $188,000, or 42.8%, from $439,000 to $251,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The decrease in licensing revenues was primarily attributable to a Mrs. Fields branded dry cookie mix license fee earned during the 13 weeks ended March 29, 1997 that did not recur in the 13 weeks ended April 4, 1998.

         Other Revenue, net. Other revenue, net, increased $83,000, or 97.6%, from $85,000 to $168,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in other revenue, net, was primarily attributable to a 13% increase in contribution from the sale of Mrs. Fields branded products through the Company's mail order division, once again showing the strong demand for the brand's quality.

     Total Revenues. Depsite the holiday calendar shifts, total revenue increased by $1,174,000, or 4.1%, from $28,911,000 to $30,085,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997 due to the addition of the Pretzel Contributions offset by the effects of closed stores.


Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $963,000, or 6.0%, from $16,091,000 to $17,054,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997.

     Selling and store occupancy costs for core stores increased by $1,951,000, or 16.8%, from $11,632,000 to $13,583,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. Within this overall increase, selling expenses increased by $1,214,000, or 18.1%, from $6,706,000 to $7,920,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in selling expenses was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997. Store occupancy costs increased $737,000, or 15.0%, from $4,926,000 to $5,663,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in store occupancy costs was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997, coupled with the opening of three new core stores during the 13 weeks ended April 4, 1998 and lease renewal increases.

         Selling and store occupancy costs for stores in the process of being closed or franchised decreased $988,000, or 22.2%, from $4,459,000 to $3,471,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This decrease was primarily the result of closing 6 stores and franchising 2 stores during the 13 weeks ended April 4, 1998 and the effect of closing 23 stores during the 13 weeks ended March 29, 1997. In addition, 47 stores were closed and 9 franchised over the remainder of fiscal year 1997 which were in operation during the 13 weeks ended March 29, 1997.


         Food Cost of Sales. Total food cost of sales increased $44,000, or 0.7%, from $6,697,000 to $6,741,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997.

         Food cost of sales for core stores increased $501,000, or 9.7%, from $5,153,000 to $5,654,000 for the 13 weeks ended April 4, 1998. This increase was primarily the result of the addition of 69 Pretzel Time core stores in July 1997.

         Food cost of sales for stores in the process of being closed or franchised decreased $457,000, or 29.6%, from $1,544,000 to $1,087,000 for the
13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This decrease was primarily the result of closing 6 stores and franchising 2 stores during the 13 weeks ended April 4, 1998 and the effect of closing 23 stores during the 13 weeks ended March 29, 1997. In addition, 47 stores were closed and 9 franchised over the remainder of fiscal year 1997 which were in operation during the 13 weeks ended March 29, 1997.


         General and Administrative Expenses. General and administrative expenses increased $384,000, or 10.4%, from $3,698,000 to $4,082,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The increase in general and administrative expenses was primarily attributable to the addition of the Pretzel Contributions.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $809,000, or 39.0%, from $2,072,000 to $2,881,000 for the
13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This increase was primarily attributable to increased goodwill from the Pretzel Contributions.

         Depreciation and amortization expense for core stores increased $225,000, or 27.8%, from $809,000 to $1,034,000 for the 13 weeks ended April 4,
1998 compared to the 13 weeks ended March 29, 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 69 Pretzel Time core stores in July 1997 and three newly opened core stores during the 13 weeks ended April 4, 1998.


         Total Operating Costs and Expenses. Total operating costs and expenses increased by $2,200,000, or 7.7%, from $28,558,000 to $30,758,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997, for the reasons discussed above.

         Interest Expense. Interest expense, net, increased $1,211,000, or 78.4%, from $1,545,000 to $2,756,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This increase was primarily attributable to interest on the $100,000,000 in high yield notes which were put in place in November 1997.

         Interest Income. Interest income, increased $68,000, or 63.0%, from $108,000 to $176,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This increase was primarily the result interest income on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997.

         Other Expenses. Other expenses, increased $17,000, or 12.2%, from $139,000 to $156,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. This increase was primarily attributable to the Company recognizing the minority interest from the net loss at the Pretzel Time subsidiary for the 13 weeks ended April 4, 1998.

         Net Loss. The net loss increased by $2,186,000, or 178.7%, from $1,223,000 to $3,409,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997 due to the combination of factors described above.

         Contribution from Core Stores. Contribution from core stores decreased by $517,000, or 10.7%, from $4,835,000 to $4,318,000 for the 13 weeks ended
April 4, 1998 compared to the 13 weeks ended March 29, 1997. Contribution from core stores during the first quarter of 1998 was negatively impacted by two calendar shifts; (i) the Company's year end was December 28 in 1996 and January 3, 1998 for 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter of 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales, and (ii) in addition, Easter was March 30 in 1997 but April 12 in 1998. As a result, Easter holiday sales were in the first quarter of 1997 but will be in the second quarter of 1998. Had these two holiday weeks been in the first quarter of 1998, contribution from core stores would have been approximately $800,000 greater or $5,118,000.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $79,000, or 10.0%, from $790,000 to $711,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. The decrease in negative contribution was primarily attributable to closing 6 stores and franchising 2 stores during the 13 weeks ended April 4, 1998 and the effect of closing 23 stores during the 13 weeks ended March 29, 1997. In addition, 47 stores were closed and 9 franchised over the remainder of fiscal year 1997 which were in operation during the 13 weeks ended March 29, 1997.

         EBITDA. Earnings before interest, taxes, depreciation and amortization, preferred stock accretion and dividends of subsidiaries, minority interest and other income (expense) ("EBITDA") is presented as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. EBITDA decreased by $217,000, or 9.8%, from $2,425,000 to $2,208,000 for the 13 weeks ended April 4, 1998 compared to the 13 weeks ended March 29, 1997. Had the two holiday weeks been in the first quarter of 1998, EBITDA would have been approximately $800,000 greater or $3,008,000.



Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under the Company's existing revolving credit facilities. At April 4, 1998, the Company had $15.0 million of cash and $15.0 million of unused borrowings under its credit facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures (including acquisitions and store closure costs), meet debt service requirements and for other general corporate purposes. The Company is highly leveraged. Based on current operations and anticipated cost savings, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures (including acquisitions and store closure costs), scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that the Company's business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

         April 4, 1998 Compared to January 3, 1998

         As of April 4, 1998, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $17,987,000, a decrease of 10.1%, or $2,011,000, from January 3, 1998 when liquid assets were $19,998,000. Cash decreased $1,272,000, or 7.8%, to $15,015,000 at April 4, 1998 from $16,287,000 at January 3, 1998. This decrease was primarily the result of capital expenditures of $1,226,000 during the period relating to store remodels and renovations. Accounts receivable decreased $774,000, or 20.7%, to $2,972,000 at April 4, 1998 from $3,711,000 at January 3, 1998 due to the seasonality of the business and improved collections.

         Current assets decreased by $2,416,000, or 8.4% to $26,407,000 at April 4, 1998 from $28,823,000 at January 3, 1998. This decrease was primarily the result of a decrease in cash of $1,272,000, accounts receivable of $774,000, and prepaids of $242,000.

         Long-term assets decreased $1,909,000, or 1.6%, to $118,952,000 at April 4, 1998 from $120,861,000 at January 3, 1998. This decrease was primarily the result of normal recurring amortization of goodwill and deferred loan costs.

         Current liabilities decreased by $866,000, or 5.5% to $14,824,000 at April 4, 1998 from $15,690,000 at January 3, 1998. This decrease is due to the Company liquidating liabilities relating to accounts payable, sales tax, lease settlements and store closures offset by an increase in accrued interest.

     The Company's working capital decreased by $1,530,000 to $11,583,000 at April 4, 1998 from $13,113,000 at January 3, 1998, for the reasons described above.

         The Company's cash flow from operating activities of $313,000 for the 13 weeks ended April 4, 1998, resulted primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues.

         The Company utilized $1,279,000 of cash from investing activities during the 13 weeks ended April 4, 1998, primarily for capital expenditures relating to store remodels and renovations.

         The Company utilized $306,000 of cash from financing activities during the 13 weeks ended April 4, 1998, primarily from the payment of principal related to various notes and capital lease obligations at Pretzel Time.

         The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce the Company's working capital. During the 13 weeks ended April 4, 1998 and March 29, 1997, the Company expended $1,226,000 and $1,206,000, respectively for capital assets and expects to expend approximately $7,800,000 in 1998. Management anticipates that these expenditures will be funded with cash generated from operations and short-term borrowings under its credit facility as needed.


Inflation

         The impact of inflation on the earnings of the business has not been significant in recent years. Most of Mrs. Fields' leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by generally accepted accounting principles which minimizes fluctuations in operating income) and many of Mrs. Fields' employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.


Seasonality

         The Company's sales and store contribution are highly seasonal given the significant impact of its mall-based locations. The Company's sales tend to mirror customer traffic flow trends in malls which increase significantly during the fourth quarter (primarily between Thanksgiving and the end of the calendar year). Holiday gift purchases are also a significant factor in increased sales in the fourth quarter.

         The seasonality effect on store contribution is even more significant than on sales. The impact on store contribution is more significant due to the fixed nature of certain store level costs (occupancy costs, store manager salaries, etc.). Once these fixed costs are covered by store sales, the flow through of sales to store contribution becomes greater. Accordingly, the fourth quarter is a key determinant to overall profitability for the year.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In connection with the GACC discussions, on or about September 12, 1997, nine franchisees of GACC filed an action in the Superior Court of New Jersey, Mercer County, against the Company, Capricorn and other defendants, challenging a possible acquisition of GACC by the Company. Goldberg, et al. v. Great American Cookie Company, et al., Docket No. MER-L-3502-97 (Super Ct. Mercer County). The complaint asserts that the proposed sale violates Illinois, Indiana, Maryland, New Jersey and Virginia franchise law, violates North Carolina, South Carolina and Texas unfair trade practices acts, breaches the plaintiffs' franchise contracts and tortiously interferes with the plaintiffs' actual and prospective contractual relationships. Management believes that it has good and meritorious defenses to the action and intends to defend the case vigoursly. Currently there are ongoing negotiations between the parties. An extension date of June 12, 1998 was granted to the defendant to file an answer.

         In the ordinary course of business, the Company is involved in routine litigation, including franchise disputes. The Company is not a party to any legal proceedings which, in the opinion of management of the Company, after consultation with legal counsel, is material to the Company's business, financial condition or results of operations beyond amounts provided for in the accompanying financial statements.

         The Company's stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description
    27            Financial data schedule (for SEC use only)


(b)    Forms 8-K

None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                   May 15, 1998
--------------------------------     ------------
Larry A. Hodges, President & CEO         Date