Form 10-Q
period 1998-07-04
FIELDS MRS ORIGINAL COOKIES INC
filed 1998-08-17
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     July 4, 1998

                                                        or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number:    333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
               (Exact name of registrant specified in its charter)

        DELAWARE                                           87-0552899
----------------------------                    -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
        Salt Lake City, Utah                               84121-7050
---------------------------------------         --------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (801) 736-5600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


 ---------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  yes        no

The Company had 400 shares of common stock outstanding at August 17, 1998.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of July 4, 1998 and January 3, 1998...3

Condensed Consolidated Statements of Operations for the thirteen weeks ended July 4, 1998 and June 28, 1997........................................5

Condensed Consolidated Statements of Operations for the twenty six weeks ended July 4, 1998 and June 28, 1997........................................6

Condensed Consolidated Statements of Cash Flows for the twenty six weeks ended July 4, 1998 and June 28, 1997........................................7

Notes to Condensed Consolidated Financial Statements...........................8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................18


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................28

Item 5.   Other Information...................................................28

Item 6.   Exhibits and Reports on Form 8-K....................................28

                                          PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                                          July 4,            January 3,
                                                                                           1998                 1998
                                                                                          -------            ----------
                                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    8,266          $    16,287
    Accounts receivable, net of allowance for doubtful accounts of $166 and $32,
       respectively                                                                         1,148                1,535
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $417 and $582, respectively                                              1,995                2,176
    Inventories                                                                             2,860                3,100
    Prepaid rent and other                                                                  2,437                2,960
    Deferred income tax assets, current portion                                             2,765                2,765
                                                                                      -----------          -----------

                Total current assets                                                       19,471               28,823
                                                                                       ----------           ----------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 21,622               21,099
    Equipment and fixtures                                                                 14,862               14,100
    Land                                                                                      128                  128
                                                                                       ----------         ------------
                                                                                           36,612               35,327
    Less accumulated depreciation and amortization                                         (7,628)              (6,125)
                                                                                       ----------          -----------

                Net property and equipment                                                 28,984               29,202
                                                                                       ----------           ----------

DEFERRED INCOME TAX ASSETS, net of current portion                                            734                  734
                                                                                       ----------         ------------

GOODWILL, net of accumulated amortization of $7,376 and $4,980, respectively
                                                                                           67,037               68,501
                                                                                        ---------           ----------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $1,962 and
    $1,409, respectively                                                                   14,640               15,193
                                                                                        ---------           ----------

DEFERRED LOAN COSTS, net of accumulated amortization of $498 and
    $70, respectively                                                                       5,478                5,906
                                                                                      -----------          -----------

OTHER ASSETS                                                                                1,064                1,325
                                                                                      -----------          -----------

                                                                                         $137,408             $149,684
                                                                                      ===========          ===========






                The accompanying notes to condensed consolidated
                  financial statements are an integral part of these condensed consolidated balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                  (dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                    July 4,             January 3,
                                                                                     1998                  1998
                                                                                   ---------            ----------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                             $       422            $     472
    Current portion of capital lease obligations                                          180                  142
    Accounts payable                                                                    2,854                3,805
    Accrued liabilities                                                                 1,182                2,826
    Current portion of store closure reserve                                            2,507                3,664
    Accrued salaries, wages and benefits                                                1,923                1,891
    Accrued interest payable                                                              911                1,082
    Sales taxes payable                                                                   375                  937
    Deferred credits                                                                      273                  871
                                                                                 ------------           ----------

              Total current liabilities                                                10,627               15,690

LONG-TERM DEBT, net of current portion                                                100,069              100,284

STORE CLOSURE RESERVE, net of current portion                                           1,802                1,802

CAPITAL LEASE OBLIGATIONS, net of current portion                                         144                  183
                                                                                 ------------         ------------

              Total liabilities                                                       112,642              117,959
                                                                                 ------------         ------------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED  STOCK of PTI (a  majority  owned subsidiary), aggregate liquidation preference of $1,466 and $1,437,
    respectively                                                                        1,081                  902
                                                                                  -----------          -----------

MINORITY INTEREST                                                                         221                   58
                                                                                 ------------          -----------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                        -                    -
    Additional paid-in capital                                                         30,843               30,843
    Accumulated deficit                                                                (7,379)                 (78)
                                                                                   ----------           ----------

              Total stockholder's equity                                               23,464               30,765
                                                                                   ----------           ----------

                                                                                     $137,408             $149,684
                                                                                   ==========           ==========







                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                     condensed consolidated balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                  Thirteen Weeks Ended       Thirteen Weeks Ended
                                                                                      July 4, 1998              June 28, 1997
                                                                                      ------------              -------------
                                                                                                   (Unaudited)
REVENUES:
    Net store sales                                                                      $28,102                      $26,197
    Franchising, net                                                                       1,092                          623
    Licensing, net                                                                           432                          379
    Other, net                                                                               415                          128
                                                                                      ----------                   ----------

       Total revenues                                                                     30,041                       27,327
                                                                                        --------                     --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                                     16,854                       15,207
    Food cost of sales                                                                     6,618                        6,293
    General and administrative                                                             4,116                        3,605
    Depreciation and amortization                                                          3,316                        2,151
                                                                                       ---------                    ---------

       Total operating costs and expenses                                                 30,904                       27,256
                                                                                        --------                     --------

          (Loss) income from operations                                                     (863)                          71
                                                                                        ---------                    --------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                                      (2,870)                      (1,546)
    Interest income                                                                          241                           20
    Other expense                                                                           (131)                         (10)
                                                                                        ---------                    ---------

       Total other income (expense), net                                                  (2,760)                      (1,536)
                                                                                         --------                    ---------

          Loss before provision for income taxes                                          (3,623)                      (1,465)

PROVISION FOR INCOME TAXES                                                                    (4)                         (94)
                                                                                        ---------                    ---------

          Loss before preferred stock accretion, dividends of subsidiaries
              and minority interest                                                       (3,627)                      (1,559)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                            (111)                         (93)

MINORITY INTEREST                                                                           (154)                           -
                                                                                        ---------                    ---------

          Net loss                                                                       $(3,892)                    $ (1,652)
                                                                                        =========                    =========






                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                 Twenty Six Weeks Ended    Twenty Six Weeks Ended
                                                                                      July 4, 1998              June 28, 1997
                                                                                      ------------              -------------
                                                                                                    (Unaudited)
REVENUES:
    Net store sales                                                                      $56,647                      $53,839
    Franchising, net                                                                       2,213                        1,368
    Licensing, net                                                                           683                          818
    Other, net                                                                               583                          213
                                                                                        --------                     --------

       Total revenues                                                                     60,126                       56,238
                                                                                        --------                     --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                                     33,908                       31,298
    Food cost of sales                                                                    13,359                       12,990
    General and administrative                                                             8,198                        7,303
    Depreciation and amortization                                                          6,197                        4,223
                                                                                        --------                     --------

       Total operating costs and expenses                                                 61,662                       55,814
                                                                                        --------                     --------

          (Loss) income from operations                                                   (1,536)                         424
                                                                                        ---------                    --------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                                      (5,626)                      (3,091)
    Interest income                                                                          417                          128
    Other expense                                                                           (144)                         (10)
                                                                                        ---------                    ---------

       Total other income (expense), net                                                  (5,353)                      (2,973)
                                                                                        ---------                    ---------

          Loss before provision for income taxes                                          (6,889)                      (2,549)

PROVISION FOR INCOME TAXES                                                                   (14)                        (144)
                                                                                        --------                     ---------

          Loss before preferred stock accretion, dividends of subsidiaries
              and minority interest                                                       (6,903)                      (2,693)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                            (222)                        (182)

MINORITY INTEREST                                                                           (176)                           -
                                                                                        ---------                    ---------

          Net loss                                                                       $(7,301)                    $ (2,875)
                                                                                        =========                    =========






                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 Twenty Six Weeks     Twenty Six Weeks Ended
                                                                                Ended July 4, 1998         June 28, 1997
                                                                                ------------------    ----------------------
                                                                                              (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $  (7,301)                $ (2,875)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects from acquisitions:
         Depreciation and amortization                                                   6,197                    4,223
         Amortization of deferred loan costs                                               427                        -
         Loss on sale of assets                                                            144                        -
         In-kind interest expense on note payable to stockholder                             -                      182
         Preferred stock accretion and dividends of subsidiaries                           222                      182
         Minority interest                                                                 176                        -
         Changes in assets and liabilities, net of effects from acquisitions:
               Accounts receivable                                                         387                      150
               Amounts due from franchisees and licensees                                  181                      318
               Inventories                                                                 240                      (63)
               Prepaid rent and other                                                      523                    1,216
               Other assets                                                                261                      177
               Accounts payable and accrued liabilities                                 (2,518)                  (4,048)
               Store closure reserve                                                      (946)                  (1,107)
               Accrued salaries, wages and benefits                                         32                     (537)
               Accrued interest payable                                                   (171)                     706
               Sales taxes payable                                                        (562)                    (302)
               Deferred income                                                            (598)                     (58)
                                                                                       --------               ----------
                  Net cash used in operating activities                                 (3,306)                  (1,836)
                                                                                       --------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                               (928)                       -
    Purchase of property and equipment, net of effects from acquisitions                (3,342)                  (2,268)
                                                                                       --------               ----------
                  Net cash used in investing activities                                 (4,270)                  (2,268)
                                                                                       --------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit                                                             -                      400
    Principal payments on long-term debt                                                  (265)                     (56)
    Principal payments on capital lease obligations                                       (138)                       -
    Reduction in preferred stock                                                           (42)                       -
                                                                                       --------               ---------
                  Net cash (used in) provided by financing activities                     (445)                     344
                                                                                       --------               ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (8,021)                  (3,760)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    16,287                    6,709
                                                                                       -------                 --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                         $ 8,266                 $  2,949
                                                                                       =======                 ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest was approximately $5,370 and $1,704 for the twenty six weeks ended July 4, 1998 and June 28, 1997, respectively.


                       The accompanying notes to condensed
                    consolidated financial statements are an
            integral part of these condensed consolidated statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Mrs. Fields' Original Cookies, Inc. (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("MFH" or the "Parent"). MFH is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). The Company has five wholly owned subsidiaries; namely, The Mrs. Fields' Brand, Inc. ("MFB"), Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc. ("PTI") of which the Company owns 70 percent of the common stock.

The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through four specialty retail chains. As of July 4, 1998, the Company owned and operated 142 "Mrs. Fields Cookies" stores, 141 "Original Cookie Company" stores, 92 "Hot Sam Pretzels" stores and 95 "Pretzel Time" stores, all of which are located in the United States. Additionally, the Company has franchised or licensed 470 stores in the United States and 84 stores in 12 other countries. As of July 4, 1998, the Company operated 365 core stores and operated 105 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 1999.

The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls.


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of July 4, 1998 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's previously filed Registration Statement on Form S-4, as amended.

The results of operations for the twenty six weeks ended July 4, 1998 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 2, 1999. Earnings per share is not presented, as the Company is wholly owned by MFH.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

During  the 26 weeks  ended July 4,  1998,  the  Company  adopted  Statement  of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income.". SFAS No. 130 requires an "all-inclusive" income statement approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether they are considered to be results of operations of the period. The adoption of SFAS No.
130 had no material impact on the Company's financial statement presentation.

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


                                    13 Weeks Ended      13 Weeks Ended      26 Weeks Ended     26 Weeks Ended
                                     July 4, 1998        June 28, 1997       July 4, 1998       June 28, 1997
                                    --------------      --------------      --------------     --------------
                                                                     (Unaudited)

      Total Revenues.............          $30,041             $32,110           $60,126           $66,024

      (Loss) income from
        operations...............             (863)                834            (1,536)            1,466

      Net loss...................          $(3,892)            $(2,212)          $(7,301)          $(4,182)


(4)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's obligation related to its $100,000,000 aggregate principal amount of 10 1/8 percent Series A and Series B Senior Notes due 2004 is fully and unconditionally guaranteed ("the Guarantee") on a senior basis by one of the Company's wholly owned subsidiaries. The Guarantee is a general unsecured obligation of The Mrs. Fields' Brand, Inc. ("the Guarantor Subsidiary"), ranks senior in right of payment to all subordinated indebtedness of the Guarantor and ranks pari passu in right of payment with all existing and future senior indebtedness of the Guarantor. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantor Subsidiary, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), The Mrs. Fields' Brand, Inc. and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc., of which the Company owns 70 percent of the common stock (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiary because management has determined that such information is not material.

In the supplemental condensed consolidated financial statements, the principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 4, 1998
                             (dollars in thousands)
                                   (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries      Eliminations        Consolidated
                                      --------------   ----------------  ---------------   ---------------    --------------
                ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents        $    7,045      $       346       $       875       $          -      $       8,266
       Accounts receivable, net                989                -               159                  -              1,148
       Amounts due from franchisees
          and licensees, net                 1,242              610               143                  -              1,995
       Inventories                           2,854                -                 6                  -              2,860
       Other current assets and
          amounts due from (to)
          affiliates, net                    5,564              (76)             (286)                 -              5,202
                                        ---------------  ---------------  ----------------  -----------------    -----------
            Total current assets            17,694              880               897                  -             19,471

    PROPERTY AND EQUIPMENT, net             28,713                1               270                  -             28,984
    INTANGIBLES, net                        57,879           17,084             6,714                  -             81,677
    INVESTMENTS IN SUBSIDIARIES             26,031                -                 -            (26,031)                 -
    OTHER ASSETS                             7,139                -               137                  -              7,276

                                        $  137,456      $    17,965       $     8,018       $    (26,031)      $    137,408
                                        =============   ===============   ===============   ================    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
       Current portion of long-term
          debt and capital lease
          obligations                   $      180      $         -       $       422       $          -      $         602
       Accounts payable                      2,760                5                89                  -              2,854
       Accrued liabilities                   6,721               23               427                  -              7,171
                                        -------------    -------------     --------------   ----------------   ------------
        Total current liabilities            9,661               28               938                  -             10,627
                                        -------------    -------------     --------------   ----------------   ------------

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current
    portion                                100,144                -                69                  -            100,213

OTHER ACCRUED LIABILITIES                    1,802                -                 -                  -              1,802
MANDATORILY REDEEMABLE CUMULATIVE
    PREFERRED STOCK                              -                -             1,081                  -              1,081
MINORITY INTEREST                                -                -               291                (70)               221
STOCKHOLDER'S EQUITY                        25,849           17,937             5,639            (25,961)            23,464
                                        ------------     -------------    -------------     --------------      -----------
                                        $  137,456      $    17,965       $     8,018       $    (26,031)      $    137,408
                                        ============     =============    =============     ==============      ===========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 13 WEEKS ENDED JULY 4, 1998
                             (dollars in thousands)
                                   (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary      Subsidiaries        Eliminations      Consolidated
                                         ------------   ----------------  -----------       ---------------    -------------
NET REVENUES                            $   28,784       $      432       $     1,121       $        (296)     $     30,041
                                         ------------   ----------------  ------------      --------------     -------------
OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs    16,972                -               178               (296)            16,854
       Food cost of sales                    6,575                -                43                  -              6,618
       General and administrative            3,534              278               304                  -              4,116
       Depreciation and amortization         2,882              321               113                  -              3,316
                                         ------------   ----------------  ------------      --------------     -------------
   Total operating costs and expenses        29,963             599               638               (296)            30,904
                                         ------------   ----------------  ------------      --------------     -------------
        (Loss)income from operations         (1,179)           (167)              483                  -               (863)


    INTEREST EXPENSE AND
      OTHER, net                            (2,771)               6                 5                  -             (2,760)
                                         ------------   ----------------  ------------      --------------     -------------

       (Loss) income before
         provision for income taxes
         and equity in net loss of
         consolidated subsidiaries         (3,950)            (161)               488                  -             (3,623)

    PROVISION FOR INCOME TAXES                  (4)               -                 -                  -                 (4)
                                        ------------   ----------------  ------------      --------------     -------------
       (Loss) income before
         preferred stock accretion
         subsidiaries and equity in
         net loss of consolidated
         subsidiaries                      (3,954)          (161)                488                  -             (3,627)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                -               -               (111)                 -               (111)

    EQUITY IN NET LOSS OF
       CONSOLIDATED SUBSIDIARIES                -               -               (154)                 -               (154)
                                        ------------   ----------------  ------------      --------------     -------------
    NET (LOSS) INCOME                   $   (3,954)      $     (161)       $     223       $          -       $     (3,892)
                                        ============   ================  ============      ==============     =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 26 WEEKS ENDED JULY 4, 1998
                             (dollars in thousands)
                                   (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries        Eliminations      Consolidated
                                         ------------   ----------------  -----------       ---------------    -------------
NET REVENUES                            $   58,155       $      683       $     1,867       $        (579)     $      60,126
                                         ------------   ----------------  -----------       ---------------    -------------
OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs    34,309                -               178               (579)            33,908
       Food cost of sales                   13,316                -                43                  -             13,359
       General and administrative            6,872              554               772                  -              8,198
       Depreciation and amortization         5,331              640               226                  -              6,197
                                         ------------   ----------------  -----------       ---------------    -------------
            Total operating costs
               and expenses                 59,828            1,194             1,219               (579)            61,662
                                         ------------   ----------------  -----------       ---------------    -------------

      (Loss) income from operations         (1,673)            (511)              648                  -             (1,536)

    INTEREST EXPENSE AND
      OTHER, net                             (5,372)             14                 5                  -             (5,353)
                                         ------------   ----------------  -----------       ---------------    -------------
       (Loss) income before
         provision for income taxes
         and equity in net loss of          (7,045)            (497)              653                  -             (6,889)
         consolidated subsidiaries

    PROVISION FOR INCOME TAXES                 (14)               -                 -                  -                (14)
                                         ------------   ----------------  -----------       ---------------    -------------
       (Loss) income before
         preferred stock accretion
         and dividends of
         subsidiaries and equity in
         net loss of consolidated
         subsidiaries                       (7,059)            (497)              653                  -             (6,903)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                 -                -              (222)                 -               (222)

    EQUITY IN NET LOSS OF
       CONSOLIDATED SUBSIDIARIES                  -               -              (176)                 -               (176)
                                         ------------   ----------------  -----------       ---------------    -------------
    NET (LOSS) INCOME                   $   (7,059)      $     (497)      $       255       $           -      $      (7,301)
                                         ============   ================  ===========       ===============    =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE 26 WEEKS ENDED JULY 4, 1998
                             (dollars in thousands)
                                   (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company        Subsidiary      Subsidiaries       Eliminations         Consolidated
                                       ---------------  ---------------  ----------------  -----------------    --------------
    NET CASH USED IN  OPERATING
       ACTIVITIES                        $   (2,824)      $     (379)      $      (103)      $           -      $    (3,306)
                                       ---------------  ---------------  ----------------  -----------------    --------------

    CASH FLOWS FROM INVESTING
       ACTIVITIES:
          Net cash paid for acquisitions       (928)               -                 -                  -               (928)
          Purchase of property and
            equipment, net                   (3,335)               -                (7)                 -             (3,342)
                                       ---------------  ---------------  ----------------  -----------------    --------------
               Net cash used in
                 investing activities        (4,263)               -                (7)                 -             (4,270)
                                       ---------------  ---------------  ----------------  -----------------    --------------

    CASH FLOWS FROM FINANCING
       ACTIVITIES:
          Reduction of long-term
            debt and capital lease            (138)               -              (265)                 -               (403)
            obligations
          Reduction in preferred stock           -                -               (42)                 -                (42)
                                       ---------------  ---------------  ----------------  -----------------    --------------
                Net cash used in
                   financing activities       (138)               -              (307)                 -               (445)
                                       ---------------  ---------------  ----------------  -----------------    --------------

    NET DECREASE IN CASH AND CASH
       EQUIVALENTS                          (7,225)            (379)             (417)                 -             (8,021)
    CASH AND CASH EQUIVALENTS,
       beginning of period
                                            14,270              725             1,292                  -             16,287
                                       ---------------  ---------------  ----------------  -----------------    --------------
    CASH AND CASH EQUIVALENTS, end
       of period                        $    7,045       $      346       $       875       $           -        $    8,266
                                       ===============  ===============  ================  =================    ==============


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 3, 1998

                             (dollars in thousands)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries       Eliminations       Consolidated
                                      ---------------  ---------------  ----------------  -----------------    -------------
                ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents        $   14,270      $       725       $     1,292       $          -      $      16,287
       Accounts receivable, net              1,388                -               147                  -              1,535
       Amounts due from franchisees
          and licensees, net                 1,517              659                 -                  -              2,176
       Inventories                           3,094                -                 6                  -              3,100
       Other current assets and
          amounts due from (to)
          affiliates, net                    6,593             (615)             (253)                 -              5,725
                                        ----------      ------------      ------------     ---------------    -------------
            Total current assets            26,862              769             1,192                  -             28,823

    PROPERTY AND EQUIPMENT, net             28,907                1               294                  -             29,202
    INTANGIBLES, net                        59,928           17,725             6,041                  -             83,694
    INVESTMENTS IN SUBSIDIARIES             23,089                -                 -            (23,089)                 -
    OTHER ASSETS                             7,902                -                63                  -              7,965
                                        ----------      ------------      ------------     ---------------    -------------
                                        $  146,688      $    18,495       $     7,590      $     (23,089)     $     149,684
                                        ==========      ============      ============     ===============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
       Current portion of long-term
          debt and capital lease
          obligations                   $        -      $         -       $       614      $           -      $         614
       Accounts payable                      3,621               36               148                  -              3,805
       Accrued liabilities                  10,499               25               747                  -             11,271
                                        ----------      ------------      ------------     ---------------    -------------
         Total current liabilities          14,120               61             1,509                  -             15,690
       liabilities

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current
    portion                                100,000                -               467                  -            100,467

OTHER ACCRUED LIABILITIES                    1,802                -                 -                  -              1,802
MANDATORILY REDEEMABLE CUMULATIVE
  PREFERRED STOCK                                -                -               902                  -                902
MINORITY INTEREST                                -                -                 -                 58                 58
STOCKHOLDER'S EQUITY                        30,766           18,434             4,712            (23,147)            30,765
                                        ----------      ------------      ------------     ---------------    -------------
                                        $  146,688      $    18,495       $     7,590      $     (23,089)     $     149,684
                                        ==========      ============      ============     ===============    =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED JUNE 28, 1997
                             (dollars in thousands)
                                  (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries        Eliminations       Consolidated
                                      ---------------  ---------------  ----------------  -----------------    -------------
NET REVENUES                            $   26,948       $      379       $         -       $           -      $     27,327

OPERATING COSTS AND EXPENSES:

       Selling and store occupancy costs    15,207                -                 -                  -             15,207
       Food cost of sales                    6,293                -                 -                  -              6,293
       General and administrative            3,330              252                23                  -              3,605
       Depreciation and amortization         1,875              276                 -                  -              2,151
                                      ---------------  ---------------  ----------------  -----------------    ------------
            Total operating costs
               and expenses                 26,705              528                23                  -             27,256
                                      ---------------  ---------------  ----------------  -----------------    -------------
      Income (loss)from operations             243             (149)              (23)                 -                 71

    INTEREST EXPENSE AND
      OTHER, net                            (1,201)            (335)                -                  -             (1,536)
                                      ---------------  ---------------  ----------------  -----------------    ------------
       Loss before provision for
         income taxes and equity in
         net loss of consolidated
         subsidiaries                        (958)            (484)              (23)                  -             (1,465)

    PROVISION FOR INCOME TAXES                (94)               -                 -                   -                (94)
                                      ---------------  ---------------  ----------------  -----------------    ------------
       Loss before preferred stock
         accretion and dividends of
         subsidiaries and equity in
         net loss of consolidated                              (484)              (23)                 -             (1,559)
         subsidiaries                       (1,052)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                 -              (93)                -                  -               (93)
                                      ---------------  ---------------  ----------------  -----------------    ------------
    NET LOSS                            $   (1,052)      $     (577)      $       (23)     $           -       $    (1,652)
                                      ===============  ===============  ================  =================    ============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 26 WEEKS ENDED JUNE 28, 1997
                             (dollars in thousands)
                                  (unaudited)

                                          Parent          Guarantor      Non-Guarantor
                                          Company         Subsidiary     Subsidiaries       Eliminations       Consolidated
                                      ---------------  ---------------  ----------------  -----------------    -------------
NET REVENUES                            $   55,420       $      818       $         -       $           -      $     56,238
                                      ---------------  ---------------  ----------------  -----------------    -------------
OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs    31,298                -                 -                  -             31,298
       Food cost of sales                   12,990                -                 -                  -             12,990
       General and administrative            6,850              430                23                  -              7,303
       Depreciation and amortization         3,670              553                 -                  -              4,223
                                      ---------------  ---------------  ----------------  -----------------    -------------
            Total operating costs
               and expenses                 54,808              983                23                  -             55,814
                                      ---------------  ---------------  ----------------  -----------------    -------------
      Income (loss)from operations             612             (165)              (23)                 -                424

    INTEREST EXPENSE AND
      OTHER, net                            (2,303)            (670)                -                  -             (2,973)
                                      ---------------  ---------------  ----------------  -----------------    -------------
       Loss before provision for
         income taxes and equity in
         net loss of consolidated
         subsidiaries                       (1,691)            (835)              (23)                 -             (2,549)

    PROVISION FOR INCOME TAXES                (144)               -                 -                  -               (144)
                                      ---------------  ---------------  ----------------  -----------------    -------------
       Loss before preferred stock
         accretion and dividends of
         subsidiaries and equity in
         net loss of consolidated
         subsidiaries                       (1,835)            (835)              (23)                 -             (2,693)

    PREFERRED STOCK ACCRETION AND
       DIVIDENDS OF SUBSIDIARIES                 -             (182)                -                  -               (182)
                                      ---------------  ---------------  ----------------  -----------------    -------------
    NET LOSS                            $   (1,835)      $   (1,017)      $       (23)     $           -       $     (2,875)
                                      ===============  ===============  ================  =================    =============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 26 WEEKS ENDED JUNE 28, 1997
                             (dollars in thousands)
                                  (unaudited)

                                           Parent         Guarantor      Non-Guarantor
                                           Company        Subsidiary     Subsidiaries       Eliminations        Consolidated
                                      ---------------  ---------------  ----------------  -----------------    -------------
    NET CASH (USED IN) PROVIDED BY
       OPERATING ACTIVITIES              $   (2,088)     $      228       $        24       $           -      $     (1,836)
                                      ---------------  ---------------  ----------------  -----------------    -------------

    CASH FLOWS FROM INVESTING
       ACTIVITIES:
          Purchase of property and
            equipment, net                   (2,268)              -                 -                  -             (2,268)
                                      ---------------  ---------------  ----------------  -----------------    -------------
               Net cash used in
                 investing activities        (2,268)              -                 -                  -             (2,268)
                                      ---------------  ---------------  ----------------  -----------------    -------------

    CASH FLOWS FROM FINANCING
       ACTIVITIES:
          Borrowings on line of
            credit                              400               -                 -                  -                400
          Reduction of long-term
            debt and capital lease              (56)              -                 -                  -                (56)
            obligations
                                      ---------------  ---------------  ----------------  -----------------    -------------
                Net cash used in
                financing activities            344               -                 -                  -                344
                                      ---------------  ---------------  ----------------  -----------------    -------------

    NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                  (4,012)            228                24                  -             (3,760)
    CASH AND CASH EQUIVALENTS,
       beginning of period                    6,121             588                 -                  -              6,709
                                      ---------------  ---------------  ----------------  -----------------    -------------
    CASH AND CASH EQUIVALENTS, end
       of period                         $    2,109      $      816       $        24      $           -       $      2,949
                                      ===============  ===============  ================  =================    =============

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

         On November 26, 1997, the Company received as a contribution from MFH, the business of MFPC and 56% of the shares of common stock of Pretzel Time (the "Pretzel Contributions"). On that same date the Company received as a contribution from MFH, all of the common stock of The Mrs. Fields' Brand, Inc. On January 2, 1998 and June 12, 1998, the Company acquired an additional 4% and 10%, respectively, of Pretzel Time common stock, bringing the Company's total ownership to 70%.

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the 13 and 26 weeks ended July 4, 1998 and June 28, 1997, respectively. As supplemental information the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.

                                       For the 13 Weeks Ended                 For the 26 Weeks Ended
                                   ----------------------------------   -----------------------------------
                                                                % OF                                % OF
                                                                 CHG                                 CHG
                                                                FROM                                FROM
                                         JULY        JUNE      1997 TO        JULY        JUNE     1997 TO
                                       4, 1998      28, 1997    1998         4, 1998    28, 1997     1998
                                   -------------   ----------- -------  ------------   ----------- --------
     Unaudited Statement of Operations Data:                    (Dollars in thousands)

     Revenues:
            Net store sales........      $28,102     $26,197     7.3%       $56,647     $53,839      5.2%
            Franchising, net.......        1,092         623    75.3          2,213       1,368     61.8
            Licensing, net.........          432         379    14.0            683         818    (16.5)
            Other revenue, net.....          415         128   224.2            583         213    173.7
                                         -------     -------                -------     --------
                    Total revenues.       30,041      27,327     9.9         60,126      56,238      6.9
                                         -------     -------                -------     --------

     Operating Costs and Expenses:
            Selling and store
             occupancy costs.......       16,854      15,207    10.8         33,908      31,298      8.3
            Food cost of sales.....        6,618       6,293     5.2         13,359      12,990      2.8
            General and
             administrative........        4,116       3,605    14.2          8,198       7,303     12.3
            Depreciation and               3,316       2,151    54.2          6,197       4,223     46.7
            amortization...........      -------     -------                -------      ------
            Total operating costs
                 and expenses......       30,904      27,256    13.4         61,662      55,814     10.5
                                         -------     -------                -------      ------
     Other Income (Expense), net:
            Interest expense.......      (2,870)     (1,546)    85.6         (5,626)     (3,091)    82.0
                                         -------     -------                -------      ------
            Interest income........         241          20  1,105.0            417         128    225.8
                                         -------     -------                -------      ------
            Other expenses.........        (400)       (197)   103.0           (556)       (336)    65.5
                                         -------     -------                -------      ------
            Net loss...............     $(3,892)    $(1,652)   135.6%       $(7,301)    $(2,875)   153.9%
                                        ========    ========                =======     =======

     Unaudited Supplemental Information:

     Core stores:
         Net store sales...........     $25,066     $21,710     15.5%       $49,655     $44,139     12.5%
                                        -------     -------                 -------     -------
         Operating costs and expenses:
           Selling and store
            occupancy costs........      13,967      11,352     23.0         27,550      22,984     19.9
           Food cost of sales......       5,724       4,906     16.7         11,378      10,059     13.1
           Depreciation and
            amortization...........       1,387       1,297      6.9          2,421       2,106     15.0
                                        -------     -------                 -------     -------
              Total operating costs
               and expenses........      21,078      17,555     20.1         41,349      35,149     17.6
                                        -------     -------                 -------     -------
        Core stores contribution...     $ 3,988     $ 4,155     (4.0)       $ 8,306     $ 8,990     (7.6)
                                        =======     =======                 =======     =======

     Stores in the process of
     being closed or franchised:
         Net store sales...........     $ 3,036     $ 4,487    (32.3)       $ 6,992     $ 9,700    (27.9)
                                        -------     -------                 -------     -------
         Operating costs and expenses:
           Selling and store
            occupancy costs........       2,887       3,855    (25.1)         6,358       8,314    (23.5)
           Food cost of sales......         894       1,387    (35.5)         1,981       2,931    (32.4)
           Depreciation and
            amortization...........         149         195    (23.6)           258         195     32.3
                                        -------     -------                 -------     -------
              Total operating costs
               and expenses........       3,930       5,437    (27.7)         8,597      11,440    (24.9)
                                        -------     -------                 -------     -------
      Stores in the process of
       being closed or
        franchised contribution....       (894)       (950)     (5.9)        (1,605)     (1,740)   (7.8)
                                        =======     =======                 =======     =======
        EBITDA....................      $2,453      $2,222      10.4%       $ 4,661     $ 4,647     0.3%
                                        =======     =======                 =======     =======


13 Weeks Ended July 4, 1998 Compared to the 13 Weeks Ended June 28, 1997

Company-owned and Franchised or Licensed Store Activity

         As of July 4, 1998, there were 470 Company-owned stores and 554 franchised or licensed stores in operation. The store activity for the 13 weeks ended July 4, 1998 and the 13 weeks ended June 28, 1997 is summarized as follows:

                                                                        1998                    1997
                                                                        -----                   ----
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                 --------  -----------  --------  -----------
Stores open as of the beginning of the fiscal year                  472        547         463        436

     Stores opened (including relocations)                            2         20           1          4

     Stores closed (including relocations)                           (2)       (13)         (3)       (15)

     Non-core (exit plan) stores closed (September 18, 1996
     forward)                                                        (2)         -         (24)         -
     Stores sold to franchisees                                      (1)         1          (1)         1

     Non-core (exit plan) stores franchised (September 18,
     1996 forward)                                                   (9)         9          (1)         1
     Stores acquired from franchisees                                10        (10)          -          -
                                                                   ------    -------    -------    ---------
Stores open as of the end of the period                             470        554         435        427
                                                                   ======    =======    =======    =========


         The activity reflected above resulted in 6,123 and 5,873 Company-owned equivalent store weeks and 7,157 and 5,610 franchisee/licensee equivalent store weeks during the 13 weeks ended July 4, 1998 and the 13 weeks ended June 28, 1997, respectively.

Revenues

         Net Stores Sales. Total net store sales increased $1,905,000, or 7.3%, from $26,197,000 to $28,102,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997.

          Net store sales from core stores increased $3,356,000, or 15.5%, from $21,710,000 to $25,066,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in net store sales from core stores was primarily attributable to (i) the operation of 69 Pretzel Time core stores obtained in connection with the Pretzel Acquisitions in July 1997 (ii) an increase in average ticket from marketing initiatives coupled with the introduction of new product line extensions and (iii) the Company purchasing 10 core stores back from certain franchisees.

     On a comparable store basis, system-wide core store sales were down 1.5% during the 13 weeks ended July 4, 1998 compared to the same period in 1997 primarily due to declines in sales at the Original Cookie and Hot Sam stores. However, the Mrs. Fields core stores continue to demonstrate the strength of the Mrs. Fields brand by posting a 1.9% increase in comparable store sales. The Pretzel Time stores also posted a 0.5% increase in comparable store sales for the period.

         Net store sales from stores in the process of being closed or franchised decreased $1,451,000, or 32.3%, from $4,487,000 to $3,036,000 for the
13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This decrease results from closing 2 stores and franchising 9 stores during the 13 weeks ended July 4, 1998 and the effect of closing 24 stores during the 13 weeks ended June 28, 1997. In addition, 29 stores were closed and 10 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 13 weeks ended June 28, 1997.


         Franchising Revenues. Franchising revenues increased $469,000, or 75.3%, from $623,000 to $1,092,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the Pretzel Acquisitions in July 1997, offset in part by 10 franchised stores purchased by the Company during the period.

         Licensing Revenues. Licensing revenues increased $53,000, or 14.0%, from $379,000 to $432,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in licensing revenues was primarily attributable to royalties received in connection with the introduction of a Mrs. Fields branded ice cream sandwich in late June 1997.

         Other Revenue, net. Other revenue, net, increased $287,000, or 224.2%, from $128,000 to $415,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in other revenue, net, was primarily attributable to area development fees earned from certain Pretzel Time franchised stores obtained in the Pretzel Acquisitions in July 1997 and an increase in contribution from the sale of Mrs. Fields branded products through the Company's mail order division.

         Total Revenues. Total revenue increased by $2,714,000, or 9.9%, from $27,327,000 to $30,041,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997 primarily due to the combination of factors discussed above.

Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $1,647,000, or 10.8%, from $15,207,000 to $16,854,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997.

          Selling and store occupancy costs for core stores increased by $2,615,000, or 23.0%, from $11,352,000 to $13,967,000 for the 13 weeks ended
July 4, 1998 compared to the 13 weeks ended June 28, 1997. Within this overall increase, selling expenses increased by $1,218,000, or 25.4%, from $4,798,000 to $6,016,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in selling expenses was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997 and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs increased $909,000, or 18.2%, from $4,997,000 to $5,906,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in store occupancy costs was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997, coupled with the opening of two new core stores and the Company re-acquiring 10 core stores from certain franchisees during the 13 weeks ended July 4, 1998 and lease renewal increases. Other store expense increased $488,000, or 31.3% from $1,557,000 to $2,045,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997 primarily as a result of the Pretzel Contributions in July 1997.

         Selling and store occupancy costs for stores in the process of being closed or franchised decreased $968,000, or 25.1%, from $3,855,000 to $2,887,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This decrease was primarily the result of closing 2 stores and franchising 9 stores during the 13 weeks ended July 4, 1998 and the effect of closing 23 stores during the 13 weeks ended June 28, 1997. In addition, 29 stores were closed and 10 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 13 weeks ended June 28, 1997.

         Food Cost of Sales. Total food cost of sales increased $325,000, or 5.2%, from $6,293,000 to $6,618,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997.

     Food cost of sales for core stores increased $818,000, or 16.7%, from $4,906,000 to $5,724,000 for the 13 weeks ended July 4, 1998. This increase was primarily the result of the addition of 69 Pretzel Time core stores in July 1997. As a percentage of net core store sales, food cost of sales was 22.8% for the 13 weeks ended July 4, 1998 compared to 22.6% for the 13 weeks ended June 28, 1997. Additionally, the Mrs. Fields brand stores use butter as one of the main ingredients in its products. The price of butter has increased $0.47/lb., from $0.78/lb. at the beginning of 1997 to $1.25/lb. at the beginning of 1998. As a result food cost of sales at the Mrs. Fields brand stores was negatively impacted by increased butter cost during the 13 weeks ended July 4, 1998, offset in part by an aggressive waste control program implemented Company-wide in May 1997.

         Food cost of sales for stores in the process of being closed or franchised decreased $493,000, or 35.5%, from $1,387,000 to $894,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This decrease was primarily the result of closing 2 stores and franchising 9 stores during the 13 weeks ended July 4, 1998 and the effect of closing 24 stores during the 13 weeks ended June 28, 1997. In addition, 29 stores were closed and 10 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 13 weeks ended June 28, 1997.

         General and Administrative Expenses. General and administrative expenses increased $511,000, or 14.2%, from $3,605,000 to $4,116,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The increase in general and administrative expenses was primarily attributable to the addition of the Pretzel Contributions.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $1,165,000, or 54.2%, from $2,151,000 to $3,316,000 for the
13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This increase was primarily attributable to increased goodwill from the Pretzel Contributions.

         Depreciation and amortization expense for core stores increased $90,000, or 6.9%, from $1,297,000 to $1,387,000 for the 13 weeks ended July 4,
1998 compared to the 13 weeks ended June 28, 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 69 Pretzel Time core stores in July 1997 and two newly opened core stores during the 13 weeks ended July 4, 1998.

         Total Operating Costs and Expenses. Total operating costs and expenses increased by $3,648,000, or 13.4%, from $27,256,000 to $30,904,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997, for the reasons discussed above.

         Interest Expense. Interest expense, net, increased $1,324,000, or 85.6%, from $1,546,000 to $2,870,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This increase was primarily attributable to interest on the $100,000,000 in high yield notes which were put in place in November 1997.

         Interest Income. Interest income, increased $221,000, or 1,105.0%, from $20,000 to $241,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This increase was primarily the result interest income earned on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997.

         Other Expenses. Other expenses, increased $203,000, or 103.0%, from $197,000 to $400,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. This increase is primarily the result of the Company recognizing the minority interest from the net loss at the Pretzel Time subsidiary for the 13 weeks ended July 4, 1998.

         Net Loss. The net loss increased by $2,240,000, or 135.6%, from $1,652,000 to $3,892,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997 due to the combination of factors described above.

         Contribution from Core Stores. Contribution from core stores decreased by $167,000, or 4.0%, from $4,155,000 to $3,988,000 for the 13 weeks ended July
4, 1998 compared to the 13 weeks ended June 28, 1997. The decrease is attibutable to declining comparable store sales at the Company's Original Cookie and Hot Sam stores, offset in part by increased comparable core store sales at the Mrs. Fields and Pretzel Time stores and the increase in selling and store occupancy costs as described above.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $56,000, or 5.9%, from $950,000 to $894,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997. The decrease in negative contribution was primarily attributable to closing 2 stores and franchising 9 stores during the 13 weeks ended July 4, 1998 and the effect of closing 23 stores during the 13 weeks ended June 28, 1997. In addition, 29 stores were closed and 10 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 13 weeks ended June 28, 1997.

         EBITDA. Earnings before interest, taxes, depreciation and amortization, preferred stock accretion and dividends of subsidiaries, minority interest and other income (expense) ("EBITDA") is presented as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. EBITDA increased by $231,000, or 10.4%, from $2,222,000 to $2,453,000 for the 13 weeks ended July 4, 1998 compared to the 13 weeks ended June 28, 1997 for the reasons described above.



26 Weeks Ended July 4, 1998 Compared to the 26 Weeks Ended June 28, 1997

Company-owned and Franchised or Licensed Store Activity

         As of July 4, 1998, there were 470 Company-owned stores and 554 franchised or licensed stores in operation. The store activity for the 26 weeks ended July 4, 1998 and the 26 weeks ended June 28, 1997 is summarized as follows:

                                                                        1998                    1997
                                                                        -----                   ----
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                 --------  -----------  --------  -----------
Stores open as of the beginning of the fiscal year                     481        553      482         418

     Stores opened (including relocations)                               5         42        2          30

     Stores closed (including relocations)                              (7)       (42)      (4)        (19)

     Non-core (exit plan) stores closed (September 18, 1996
     forward)                                                           (8)         -      (47)          -
     Stores sold to franchisees                                         (1)         1       (1)          1

     Non-core (exit plan) stores franchised (September 18,
     1996 forward)                                                     (11)        11       (1)          1
     Stores acquired from franchisees                                   11        (11)       4          (4)
                                                                     -----     -------    ------     -------
Stores open as of the end of the period                               470        554       435         427
                                                                     =====     =====      ======     =======


         The   activity   reflected   above   resulted   in  12,363  and  11,921
Company-owned equivalent store weeks and 14,391 and 10,985 franchisee/licensee equivalent store weeks during the 26 weeks ended July 4, 1998 and the 26 weeks ended June 28, 1997, respectively.

Revenues

         Net Stores Sales. Total net store sales increased $2,808,000, or 5.2%, from $53,839,000 to $56,647,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997.

          Net store sales from core stores increased $5,516,000, or 12.5%, from $44,139,000 to $49,655,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in net store sales from core stores was primarily attributable to the operation of 69 Pretzel Time core stores obtained in connection with the Pretzel Acquisitions in July 1997, offset in part by the negative effect of a calendar shift whereby the Company's year end was December 28 in 1996 and January 3, 1998 in 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales. Had this holiday been in the first quarter of 1998, net store sales from core stores would have been approximately $800,000 greater or $50,455,000.

         On a comparable store basis (adjusted for the calendar shift), system-wide core store sales were down 0.8% during the 26 weeks ended July 4, 1998 compared to the same period in 1997. However, the Mrs. Fields core stores continue to demonstrate the strength of the Mrs. Fields brand by posting a 3.4% increase in comparable store sales.

         Net store sales from stores in the process of being closed or franchised decreased $2,708,000, or 27.9%, from $9,700,000 to $6,992,000 for the
26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This decrease results from closing 8 stores and franchising 11 stores during the 26 weeks ended July 4, 1998 and the effect of closing 47 stores during the 26 weeks ended June 28, 1997. In addition, 31 stores were closed and 19 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 26 weeks ended June 28, 1997.


         Franchising Revenues. Franchising revenues increased $845,000, or 61.8%, from $1,368,000 to $2,213,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the Pretzel Contributions.

         Licensing Revenues. Licensing revenues decreased $135,000, or 16.5%, from $818,000 to $683,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The decrease in licensing revenues was primarily attributable to a Mrs. Fields branded dry cookie mix license fee earned during the 26 weeks ended June 28, 1997 that did not recur in the 26 weeks ended July 4, 1998 and the net closure of 6 licensed locations during the the period.

         Other Revenue, net. Other revenue, net, increased $370,000, or 173.7%, from $213,000 to $583,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in other revenue, net, was primarily attributable to area development fees earned from certain Pretzel Time franchised stores obtained in the Pretzel Contributions in July 1997 and an increase in contribution from the sale of Mrs. Fields branded products through the Company's mail order division.

         Total Revenues. Despite the holiday calendar shift, total revenues increased by $3,888,000, or 6.9%, from $56,238,000 to $60,126,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997 due to the addition of the Pretzel Contributions offset by the effects of closed stores.


Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $2,610,000, or 8.3%, from $31,298,000 to $33,908,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997.

          Selling and store occupancy costs for core stores increased by $4,566,000, or 19.9%, from $22,984,000 to $27,550,000 for the 26 weeks ended
July 4, 1998 compared to the 26 weeks ended June 28, 1997. Within this overall increase, selling expenses increased by $2,141,000, or 22.0%, from $9,724,000 to $11,865,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in selling expenses was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997 and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs increased $1,646,000, or 16.6%, from $9,923,000 to $11,569,000 for the 26 weeks ended July
4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in store occupancy costs was primarily attributable to the 69 Pretzel Time core stores obtained in connection with the Pretzel Contributions in July 1997, the Company re-acquiring 11 core stores from franchisees during the 26 weeks ended July 4, 1998 and lease renewal increases. Other store expense increased $779,000, or 23.3% from $3,337,000 to $4,116,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997 primarily as a result of the Pretzel Contributions in July 1997.

         Selling and store occupancy costs for stores in the process of being closed or franchised decreased $1,956,000, or 23.5%, from $8,314,000 to $6,358,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This decrease was primarily the result of closing 8 stores and franchising 11 stores during the 26 weeks ended July 4, 1998 and the effect of closing 47 stores during the 26 weeks ended June 28, 1997. In addition, 31 stores were closed and 19 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 26 weeks ended June 28, 1997.

     Food Cost of Sales. Total food cost of sales increased $369,000, or 2.8%, from $12,990,000 to $13,359,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997.

     Food cost of sales for core stores increased $1,319,000, or 13.1%, from $10,059,000 to $11,378,000 for the 26 weeks ended July 4, 1998. This increase was primarily the result of the addition of 69 Pretzel Time core stores in July 1997. Additionally, the Mrs. Fields brand stores use butter as one of the main ingredients in its products. The price of butter has increased $0.47/lb., from $0.78/lb. at the beginning of 1997 to $1.25/lb. at the beginning of 1998. As a result food cost of sales at the Mrs. Fields brand stores was negatively impacted by the butter increase for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997, offset in part by an aggressive waste control program implemented Company-wide in May 1997.

         The market for butter has been in a highly volatile state. In mid-July 1998, the price of butter increased an additional $0.80/lb. to $2.05/lb. from $1.25/lb. This increase was fueled by the United States Government dispensing vast quantities of butter to developing third world countries coupled with severe droughts in the Mid-West which limited milk production. Management believes that the price of butter will remain at current levels through year-end and estimates that the increased butter costs will negatively impact food cost of sales for the remainder of 1998 by approximately $1.0 million.

         Food cost of sales for stores in the process of being closed or franchised decreased $950,000, or 32.4%, from $2,931,000 to $1,981,000 for the
26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This decrease was primarily the result of closing 8 stores and franchising 11 stores during the 26 weeks ended July 4, 1998 and the effect of closing 23 stores during the 26 weeks ended June 28, 1997. In addition, 31 stores were closed and 19 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 26 weeks ended June 28, 1997.

         General and Administrative Expenses. General and administrative expenses increased $895,000, or 12.3%, from $7,303,000 to $8,198,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The increase in general and administrative expenses was primarily attributable to the addition of the Pretzel Contributions.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $1,974,000, or 46.7%, from $4,223,000 to $6,197,000 for the
26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This increase was primarily attributable to increased goodwill from the Pretzel Contributions.

         Depreciation and amortization expense for core stores increased $315,000, or 15.0%, from $2,106,000 to $2,421,000 for the 26 weeks ended July 4,
1998 compared to the 26 weeks ended June 28, 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 69 Pretzel Time core stores in July 1997.


         Total Operating Costs and Expenses. Total operating costs and expenses increased by $5,848,000, or 10.5%, from $55,814,000 to $61,662,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997, for the reasons discussed above.

         Interest Expense. Interest expense, net, increased $2,535,000, or 82.0%, from $3,091,000 to $5,626,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This increase was primarily attributable to interest on the $100,000,000 high yield notes which were put in place in November 1997.

         Interest Income. Interest income, increased $289,000, or 225.8%, from $128,000 to $417,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This increase was primarily the result interest income on excess cash provided by the $100,000,000 high yield notes which were put in place in November 1997.

         Other Expenses. Other expenses, increased $220,000, or 65.5%, from $336,000 to $556,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. This increase was primarily attributable to the Company recognizing the minority interest from the net loss at the Pretzel Time subsidiary for the 26 weeks ended July 4, 1998.

         Net Loss. The net loss increased by $4,426,000, or 153.9%, from $2,875,000 to $7,301,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997 due to the combination of factors described above.

         Contribution from Core Stores. Contribution from core stores decreased by $684,000, or 7.6%, from $8,990,000 to $8,306,000 for the 26 weeks ended July
4, 1998 compared to the 26 weeks ended June 28, 1997. Contribution from core stores during the first quarter of 1998 was negatively impacted by declines in sales at the Company's Original Cookie and Hot Sam brand stores and by a calendar shift whereby the Company's year end was December 28 in 1996 and January 3, 1998 for 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales. Had this holiday been in the first quarter of 1998, contribution from core stores would have been approximately $600,000 greater or $8,906,000.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $135,000, or 7.8%, from $1,740,000 to $1,605,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997. The decrease in negative contribution was primarily attributable to closing 8 stores and franchising 11 stores during the 13 weeks ended July 4, 1998 and the effect of closing 23 stores during the 26 weeks ended June 28, 1997. In addition, 31 stores were closed and 19 franchised for the period June 29, 1997 to April 4, 1998 which were in operation during the 26 weeks ended June 28, 1997.

         EBITDA. Earnings before interest, taxes, depreciation and amortization, preferred stock accretion and dividends of subsidiaries, minority interest and other income (expense) ("EBITDA") is presented as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. EBITDA increased by $14,000, or 0.3%, from $4,647,000 to $4,661,000 for the 26 weeks ended July 4, 1998 compared to the 26 weeks ended June 28, 1997 for the reasons discussed above. Had the New Year's holiday week been in the first quarter of 1998, EBITDA would have been approximately $600,000 greater or $5,261,000.


Liquidity and Capital Resources

         General

         The Company's principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under the Company's existing revolving credit facilities. At July 4, 1998, the Company had $8.3 million of cash and $15.0 million of unused borrowings under its credit facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures (including acquisitions and store closure costs), meet debt service requirements and for other general corporate purposes. The Company is highly leveraged. Based on current operations and anticipated cost savings, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures (including acquisitions and store closure costs), scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that the Company's business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

         July 4, 1998 Compared to January 3, 1998

         As of July 4, 1998, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $11,409,000, a decrease of 42.9%, or $8,589,000, from January 3, 1998 when liquid assets were $19,998,000. Cash decreased $8,021,000, or 49.2%, to $8,266,000 at July 4, 1998 from $16,287,000 at January 3, 1998. This decrease was primarily the result of capital expenditures of $3,342,000 relating to store remodels and renovations and interest payments of $5,370,000 primarily relating to the $100,000,000 in high yield notes which were put into place in November 1997, offset in part by $417,000 in interest income earned during the period on excess cash.

         Current assets decreased by $9,352,000, or 32.4% to $19,471,000 at July 4, 1998 from $28,823,000 at January 3, 1998. This decrease was primarily the result of a decrease in cash of $8,021,000, accounts receivable of $568,000, inventories of $240,000, and prepaids of $523,000.

         Long-term assets decreased $2,924,000, or 2.4%, to $117,937,000 at July 4, 1998 from $120,861,000 at January 3, 1998. This decrease was primarily the result of normal recurring amortization of goodwill and deferred loan costs.

         Current liabilities decreased by $5,063,000, or 32.3% to $10,627,000 at July 4, 1998 from $15,690,000 at January 3, 1998. This decrease is due to a reduction in accounts payable, sales tax, lease settlements and store closure accruals offset by an increase in accrued salaries, wages and benefits.

     The Company's working capital decreased by $4,289,000, or 32.7%, to $8,844,000 at July 4, 1998 from $13,133,000 at January 3, 1998, for the reasons described above.

         The Company utilized $3,306,000 of cash from operating activities during the 26 weeks ended July 4, 1998, primarily from paying interest on the $100,000,000 in high yield notes and from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues.

         The Company utilized $4,270,000 of cash from investing activities during the 26 weeks ended July 4, 1998, primarily for capital expenditures relating to store remodels and renovations and for acquisition expenses.

         The Company utilized $445,000 of cash from financing activities during the 26 weeks ended July 4, 1998, primarily for the payment of principal related to various notes and capital lease obligations at Pretzel Time.

         The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce the Company's working capital. During the 26 weeks ended July 4, 1998 and June 28, 1997, the Company expended $3,342,000 and $2,268,000, respectively for capital assets and expects to expend approximately $7,800,000 in 1998. Management anticipates that these expenditures will be funded with cash generated from operations and short-term borrowings under its credit facility as needed.


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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     In connection with the GACC acquisition discussions, on or about September 12, 1997, nine franchisees of GACC filed an action in the Superior Court of New Jersey, Mercer County, against the Company, Capricorn and other defendants, challenging a possible acquisition of GACC by the Company. Goldberg, et al. v. Great American Cookie Company, et al., Docket No. MER-L-3502-97 (Super Ct. Mercer County). The complaint asserts that the proposed sale violates Illinois, Indiana, Maryland, New Jersey and Virginia franchise law, violates North Carolina, South Carolina and Texas unfair trade practices acts, breaches the plaintiffs' franchise contracts and tortiously interferes with the plaintiffs' actual and prospective contractual relationships. Management believes that it has good and meritorious defenses to the action and intends to defend the case vigorously. Currently there are ongoing negotiations between the parties. The parties have agreed to a stipulation and proposed order extending the time for the defendants to answer, otherwise plead or move with respect to the complaint until September 15, 1998. See Item 5 - "Other Information."

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


Item 5.   Other Information

         On August 13, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cookies USA, Inc. ("Cookies USA"), a Delaware corporation, and the individuals and entities identified therein, pursuant to which the Company will acquire all of the outstanding capital stock and subordinated indebtedness of Cookies USA for an aggregate purchase price of approximately $18.4 million. Cookies USA is the owner of Great American Cookie Company, Inc. ("Great American"), a Delaware corporation that is a leading operator and franchisor of mall-based specialty retail cookie outlets. Upon consummation of the transactions contemplated by the Purchase Agreement, the Company will cause Cookies USA to be merged with and into the Company, upon which Great American will become a wholly-owned subsidiary of the Company. The Company has also entered into agreements to purchase the stock of two Great American franchisees, Deblan Corporation (`Deblan") and Chocolate Chip Cookies of Texas, Inc. ("Chocolate Chip"), together owning and operating a total of 29 Great American franchised stores, for total consideration of approximately $15.0 million (including the repayment of approximately $0.6 million of debt), and an agreement to purchase eight Great American franchised stores from another franchisee for a purchase price of approximately $1.75 million. The Company will cause Deblan and Chocolate Chip to be merged with and into Great American upon consummation of the Deblan and Chocolate Chip stock purchases. The Company will use the proceeds of an offering (the "Offering") of $40.0 million aggregate principal amount of Series C 10 1/8% Senior Notes, together with proceeds of an offering of unit securities of MFH, which will be contributed to the Company to fund these acquisitions. The unit securities of MFH consist of senior secured discount notes and warrants to purchase common stock of MFH.

         On August 14, 1998, the Company commenced a tender offer (the "Great American Tender Offer") for all of the outstanding $40.0 million in aggregate principal amount of Great American's 10 7/8% Senior Secured Notes due 2001 (the "Great American Senior Notes"). The obligation of the Company to consummate the acquisition of Great American is subject to satisfactory completion of the Great American Tender Offer, which requires that holders of not less than $30.0 million in aggregate principal amount (the "Minimum Tender Amount") of the outstanding Great American Senior Notes shall have tendered, and not withdrawn, such notes to the Company for purchase and holders of not less than a majority in aggregate principal amount of Great American Senior Notes outstanding shall have consented to such amendments to or waivers under, the indenture governing the Great American Senior Notes as the Company deems necessary to facilitate the Offering. The obligations of the parties to the Purchase Agreement are subject to certain other customary conditions. The Company reserves the right to reduce the Minimum Tender Amount to any amount over $20.0 million, representing a majority of the Great American Senior Notes. Once the Company has received tenders and consents representing a majority of the Great American Senior Notes, the Company may accept payment for all Great American Senior Notes tendered up to that time and amend the indenture governing the Great American Senior Notes but in such a case it will accept for payment all subsequently tendered Great American Senior Notes on the original expiration date, as it may be extended.

     The Company has entered into Settlement Agreements and Waivers (collectively, the "Franchisee Agreement") with the Franchisees selling the Deblan and Chocolate Chip franchises and certain other Great American franchisees. It is a condition to the completion of the acquisition of Great American that in addition to these franchisees, a number of the remaining Great American franchisees shall execute the Franchise Agreement so that, in total, at least 80% of the Great American franchisees will have executed the Franchise Agreement. The Great American franchisees that are parties to the Franchise Agreement will release, subject to certain exceptions, all of their claims against the Company, Great American, Capricorn and other parties, including claims that Great American franchisees brought in 1997 to prevent the sale of Great American to the Company. The Company will not complete the acquisition of Great American unless it receives such releases and the litigation is dismissed with prejudice. As of August 14, 1998, the Company has received the required number of releases. See "Legal Proceedings." The Franchise Agreement provides "tag-along" rights to owners of at least five Great American franchises in such circumstances.




Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description
----------        -----------
    27            Financial data schedule (for SEC use only)


(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                      August 17, 1998
-------------------------------------   ---------------
Larry A. Hodges, President & CEO Date