Form 10-Q
period 1998-10-03
FIELDS MRS ORIGINAL COOKIES INC
filed 1998-11-13
CIK 1043482

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  OCTOBER 3, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _______

Commission File Number:  333-45179


                      MRS. FIELDS' ORIGINAL COOKIES, INC.
                      -----------------------------------
              (Exact name of registrant specified in its charter)

                  DELAWARE                                   87-0552899
---------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation     (IRS employer identification no.)
or organization)


  2855 EAST COTTONWOOD PARKWAY, SUITE 400
            SALT LAKE CITY, UTAH                            84121-7050
---------------------------------------------    -----------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                (801) 736-5600
                                --------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  yes  _____ no
                             -----

The Company had 400 shares of common stock outstanding at NOVEMBER 11, 1998.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of October 3, 1998 and January 3, 1998..        3

          Condensed Consolidated Statements of Operations for the 13 Weeks
              Ended October 3, 1998 and September 27, 1997.................................        5

          Condensed Consolidated Statements of Operations for the 39 Weeks
              Ended October 3, 1998 and September 27, 1997.................................        6

          Condensed Consolidated Statements of Cash Flows for the 39 Weeks
              Ended October 3, 1998 and September 27, 1997.................................        7

          Notes to Condensed Consolidated Financial Statements.............................        8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................       19

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings................................................................       29

ITEM 5.   Other Information................................................................       29

ITEM 6.   Exhibits and Reports on Form 8-K.................................................       29

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                    ASSETS

                                                                                      October 3,             January 3,
                                                                                         1998                   1998
                                                                                         ----                   ----
                                                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $  5,146               $ 16,287
    Accounts receivable, net of allowance for doubtful accounts of $40 and $32,
     respectively                                                                         1,896                  1,535
    Amounts due from franchisees and licensees, net of allowance for doubtful
     accounts of $979 and $582, respectively                                              5,616                  2,176
    Inventories                                                                           4,790                  3,100
    Prepaid rent and other                                                                4,312                  2,960
    Current portion of deferred income tax assets                                         2,765                  2,765
                                                                                       --------               --------

      Total current assets                                                               24,525                 28,823
                                                                                       --------               --------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                               32,856                 21,099
    Equipment and fixtures                                                               18,143                 14,100
    Land                                                                                    368                    128
                                                                                       --------               --------
                                                                                         51,367                 35,327
    Less accumulated depreciation and amortization                                      (16,364)                (6,125)
                                                                                       --------               --------

      Net property and equipment                                                         35,003                 29,202
                                                                                       --------               --------

DEFERRED INCOME TAX ASSETS, net of current portion                                          734                    734
                                                                                       --------               --------

GOODWILL, net of accumulated amortization of $9,233 and $4,980, respectively            134,531                 68,501
                                                                                       --------               --------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $2,027
 and $1,409, respectively                                                                14,625                 15,193
                                                                                       --------               --------
DEFERRED LOAN COSTS, net of accumulated amortization of $720 and
  $70, respectively                                                                      10,263                  5,906
                                                                                       --------               --------

OTHER ASSETS                                                                              2,976                  1,325
                                                                                       --------               --------

                                                                                       $222,657               $149,684
                                                                                       ========               ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (DOLLARS IN THOUSANDS)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                October 3,             January 3,
                                                                                   1998                   1998
                                                                                ----------             ----------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                            $    384               $    472
    Current portion of capital lease obligations                                      174                    142
    Accounts payable                                                                8,669                  3,805
    Accrued liabilities                                                             6,365                  2,826
    Current portion of store closure reserve                                        2,475                  3,664
    Accrued salaries, wages and benefits                                            3,045                  1,891
    Accrued interest payable                                                        4,859                  1,082
    Sales taxes payable                                                               512                    937
    Current portion of deferred credits                                               318                    871
                                                                                 --------               --------

      Total current liabilities                                                    26,801                 15,690

LONG-TERM DEBT, net of current portion and discount                               139,465                100,284

STORE CLOSURE RESERVE, net of current portion                                       4,648                  1,802

CAPITAL LEASE OBLIGATIONS, net of current portion                                     133                    183
                                                                                 --------               --------

      Total liabilities                                                           171,047                117,959
                                                                                 --------               --------

MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK of PTI (a majority owned subsidiary), aggregate liquidation preference of $1,481 and
 $1,437, respectively                                                               1,171                    902
                                                                                 --------               --------

MINORITY INTEREST                                                                     308                     58
                                                                                 --------               --------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 1,000 shares authorized and 400 shares
 outstanding                                                                           --                     --
Additional paid-in capital                                                         59,899                 30,843
Accumulated deficit                                                                (9,768)                   (78)
                                                                                 --------               --------

      Total stockholders' equity                                                   50,131                 30,765
                                                                                 --------               --------

                                                                                 $222,657               $149,684
                                                                                 ========               ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                              13 Weeks Ended         13 Weeks Ended
                                                                              October 3, 1998      September 27, 1997
                                                                           ---------------------  ---------------------
                                                                                           (Unaudited)
REVENUES:
 Net store and batter sales                                                             $33,291                $29,920
 Franchising, net                                                                         1,671                    833
 Licensing, net                                                                             398                    397
 Other, net                                                                                 473                    138
                                                                                        -------                -------

  Total revenues                                                                         35,833                 31,288
                                                                                        -------                -------

OPERATING COSTS AND EXPENSES:
 Selling and store occupancy costs                                                       18,449                 16,902
 Food cost of sales                                                                       8,229                  6,559
 General and administrative                                                               4,423                  3,500
 Depreciation and amortization                                                            3,510                  2,373
                                                                                        -------                -------

  Total operating costs and expenses                                                     34,611                 29,334
                                                                                        -------                -------

    Income from operations                                                                1,222                  1,954
                                                                                        -------                -------

OTHER INCOME (EXPENSE), net:
 Interest expense                                                                        (3,355)                (1,979)
 Interest income                                                                            113                     25
 Other expense                                                                             (112)                  (218)
                                                                                        -------                -------

  Total other expense, net                                                               (3,354)                (2,172)
                                                                                        -------                -------

    Loss before provision for income taxes, preferred stock accretion
      and dividends of subsidiaries and minority interest                                (2,132)                  (218)

PROVISION FOR INCOME TAXES                                                                  (54)                   (35)
                                                                                        -------                -------

    Loss before preferred stock accretion and dividends of subsidiaries and
      minority interest                                                                  (2,186)                  (253)


PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                           (111)                   (94)

MINORITY INTEREST                                                                           (92)                    (2)
                                                                                        -------                -------

    Net loss                                                                            $(2,389)               $  (349)
                                                                                        =======                =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


                                                                            39 Weeks Ended                  39 Weeks Ended
                                                                            October 3, 1998               September 27, 1997
                                                                            ---------------               ------------------
                                                                                                (Unaudited)
REVENUES:
 Net store and batter sales                                                      $89,938                         $83,759
 Franchising, net                                                                  3,884                           2,201
 Licensing, net                                                                    1,081                           1,215
 Other, net                                                                        1,056                             351
                                                                                 -------                         -------

   Total revenues                                                                 95,959                          87,526
                                                                                 -------                         -------

OPERATING COSTS AND EXPENSES:
 Selling and store occupancy costs                                                52,357                          48,200
 Food cost of sales                                                               21,588                          19,549
 General and administrative                                                       12,621                          10,803
 Depreciation and amortization                                                     9,707                           6,596
                                                                                 -------                         -------

  Total operating costs and expenses                                              96,273                          85,148
                                                                                 -------                         -------

    Income (loss) from operations                                                   (314)                          2,378
                                                                                 -------                         -------

OTHER INCOME (EXPENSE), net:
 Interest expense                                                                 (8,981)                         (5,070)
 Interest income                                                                     530                             153
 Other expense                                                                      (256)                           (228)
                                                                                 -------                         -------

  Total other expense, net                                                        (8,707)                         (5,145)
                                                                                 -------                         -------

    Loss before provision for income taxes, preferred stock
         accretion and dividends of subsidiaries and minority
         interest                                                                 (9,021)                         (2,767)

PROVISION FOR INCOME TAXES                                                           (68)                           (179)
                                                                                 -------                         -------

    Loss before preferred stock accretion and dividends of subsidiaries
        and minority interest                                                     (9,089)                         (2,946)


PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                    (333)                           (276)

MINORITY INTEREST                                                                   (268)                             (2)
                                                                                 -------                         -------

    Net loss                                                                     $(9,690)                        $(3,224)
                                                                                 =======                         =======




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                      39 Weeks Ended             39 Weeks Ended
                                                                                      October 3, 1998           September 27, 1997
                                                                                     -----------------         -------------------
Increase (Decrease) in Cash and Cash Equivalents                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $ (9,690)                      $(3,224)
  Adjustments to reconcile net loss to net cash provided by operating activities, net of effects from acquisitions:
       Depreciation and amortization                                                         9,707                         6,596
       Amortization of deferred loan costs                                                     650                            --
       Amortization of discount on notes                                                         8                            --
       Loss on sale of assets                                                                  256                           228
       In-kind interest expense on note payable to stockholder                                  --                           276
       Preferred stock accretion and dividends of subsidiaries                                 333                           276
       Minority interest                                                                       268                             2
       Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                                 (361)                           --
          Amounts due from franchisees and licensees                                        (1,624)                          371
          Inventories                                                                         (127)                          (23)
          Prepaid rent and other                                                             1,306                           512
          Other assets                                                                        (207)                           --
          Accounts payable and accrued liabilities                                             356                          (773)
          Store closure reserve                                                             (1,892)                       (1,927)
          Accrued salaries, wages and benefits                                                (110)                         (841)
          Accrued interest payable                                                           2,886                           (67)
          Sales taxes payable                                                                 (530)                         (297)
          Deferred credits                                                                    (553)                         (318)
                                                                                          --------                       -------
               Net cash provided by operating activities                                       676                           791
                                                                                          --------                       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for acquisitions and related expenses                                      (28,699)                           --
  Purchase of property and equipment, net of effects from acquisitions                      (5,616)                       (3,216)
                                                                                          --------                       -------
               Net cash used in investing activities                                       (34,315)                       (3,216)
                                                                                          --------                       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                  39,400                            --
  Payment of debt financing costs                                                           (5,007)                           --
  Equity infusion from MFH                                                                  29,056                            --
  Principal payments on long-term debt                                                     (40,838)                          (98)
  Principal payments on capital lease obligations                                              (49)                           --
  Reduction in preferred stock of PTI                                                          (64)                           --
                                                                                          --------                       -------
               Net cash provided by (used in) financing activities                          22,498                           (98)
                                                                                          --------                       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (11,141)                       (2,523)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        16,287                         6,709
                                                                                          --------                       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                            $  5,146                       $ 4,186
                                                                                          ========                       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                      $6,291                        $3,890
Cash paid for income taxes                                                                  $   42                        $   80

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
     ------------------------------------------------

     Mrs. Fields' Original Cookies, Inc. (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("MFH" or the "Parent"). MFH is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). The Company has five wholly owned operating subsidiaries; namely, The Mrs. Fields' Brand, Inc. ("MFB"), Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., Great American Cookie Company, Inc. ("GACC") and H & M Canada, and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc. ("PTI") of which the Company owns 70 percent of the common stock. GACC was acquired by the Company on August 24, 1998.

     The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through five specialty retail chains. As of October 3, 1998, the Company owned and operated 150 "Mrs. Fields Cookies" stores, 128 "Original Cookie Company" stores, 109 "Great American Cookie Company" stores, 86 "Hot Sam Pretzels" stores and 93 "Pretzel Time" stores, all of which are located in the United States and two Pretzel Time stores located in Canada. Additionally, the Company has franchised or licensed 683 stores in the United States and 82 stores in several other countries. As of October 3, 1998, the Company operated 433 core stores and operated 135 stores which are in the process of being closed or franchised.

     The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls.


BASIS OF PRESENTATION
---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's previously filed Registration Statement on Form S-4, as amended.

     The results of operations for the 39 weeks ended October 3, 1998 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 2, 1999. Earnings per share is not presented, as the Company is wholly owned by MFH.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

     During the 39 weeks ended October 3, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an "all-inclusive" income statement approach which specifies that all revenues, expenses, gains and losses recognized during the period be reported in income, regardless of whether or not they are considered to be results of operations of the period. The adoption of SFAS No. 130 had no material impact on the Company's financial statement presentation.

     ------------------------------------------------------

RECLASSIFICATIONS
-----------------

     Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.


(3)  BUSINESS COMBINATIONS
     ---------------------

     On August 24, 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc. ("Cookies USA"), the sole stockholder of Great American Cookie Company, Inc., or ("GACC"), for an aggregate purchase price of $18,400,000. GACC is an operator and franchisor of mall-based specialty retail cookie outlets and manufacturer of cookie batter which is distributed to GACC-operated retail stores and sold to franchised retail stores. Concurrently with the acquisition of Cookies USA, the Company entered into agreements with two GACC franchisees pursuant to which the Company purchased a total of 29 GACC franchises for an aggregate purchase price of $14,430,000. The Company acquired the franchises through the acquisition of 100 percent of the capital stock of the two corporations through which the franchisees operated. On September 9, 1998, the Company acquired eight additional GACC franchised retail stores from a GACC franchisee, pursuant to an asset purchase agreement, for an aggregate purchase price of $1,898,000. These acquisitions will be collectively referred to as the "Great American Acquisitions."

     The Great American Acquisitions have been accounted for using the purchase method of accounting (based on preliminary estimates of fair values of the net assets acquired) and resulted in recording approximately $69,390,000 of goodwill that is being amortized using the straight-line method over 15 years. Additionally, the Company caused Cookies USA to be merged with and into the Company and caused the acquired franchisees' corporations and/or net assets to be merged with and into GACC. GACC became a wholly owned subsidiary of the Company. The acquired entities' results of operations have been included with those of the Company since the applicable dates of acquisition.

     The Great American Acquisitions were financed by (i) the net proceeds from the Company issuing $40,000,000 Series C Senior Notes; (ii) the contribution of the net proceeds totaling $29,056,000 of an MFH offering to the Company (the "MFH Equity Infusion"); and (iii) existing cash of the Company.


(4)  PRO FORMA RESULTS OF OPERATIONS
     -------------------------------

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company assuming the acquisitions of H & M, PTI, MFB and the Great American Acquisitions had occurred at December 29, 1996. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been consummated at December 29, 1996.

                                     13 Weeks                 13 Weeks                  39 Weeks                39 Weeks
                                       Ended                    Ended                     Ended                   Ended
                                   October 3, 1998        September 27, 1997         October 3, 1998       September 27, 1997
                                ---------------------  ------------------------  ---------------------   ----------------------

                                                                         (Unaudited)

Total revenues...............         $43,931,000              $44,441,000            $126,937,000             $134,018,000
Income from operations.......             363,000                1,170,000                 463,000                3,285,000
Net loss.....................          (4,037,000)              (2,950,000)            (12,236,000)              (8,448,000)

(5)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     ----------------------------------------------------------

     The Company's obligation related to its $140,000,000 aggregate principal amount of 10 1/8 percent Series A, Series B and Series C Senior Notes due 2004 is fully and unconditionally guaranteed on a senior basis by The Mrs. Fields' Brand, Inc. and Great American Cookie Company, Inc. (the "Guarantors"), wholly owned subsidiaries of the Company. These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd. and H & M Canada, and four partially owned subsidiaries, the largest of which is Pretzel Time, Inc., of which the Company owns 70 percent of the common stock (collectively, the "Non-Guarantor Subsidiaries"). The Mrs. Fields' Brand, Inc. and Great American Cookie Company, Inc. are collectively presented in the supplemental financial information as the "Guarantor Subsidiaries". The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

     In the supplemental condensed consolidating financial statements, the principal elimination entries eliminate the Parent Company's investments in subsidiaries and intercompany balances and transactions.

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
              --------------------------------------------------
                             AS OF OCTOBER 3, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                              Parent          Guarantor     Non-Guarantor
                                             Company        Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                           ----------      -------------    -------------    ------------   -----------
                  ASSETS
                  ------
CURRENT ASSETS:
    Cash and cash equivalents                $ (1,378)          $  5,114          $1,410     $       --       $  5,146
    Accounts receivable, net                    1,745                 --             151             --          1,896
    Amounts due from franchisees and
       licensees, net                           1,537              3,951             128             --          5,616
    Inventories                                 3,862                922               6             --          4,790
    Other current assets and amounts due
    from (to) affiliates, net                  47,017            (39,355)           (585)            --          7,077
                                           ----------      -------------    ------------     ----------     ----------

           Total current assets                52,783            (29,368)          1,110             --         24,525

PROPERTY AND EQUIPMENT, net                    33,313              1,434             256             --         35,003
INTANGIBLES, net                               65,491             77,085           6,580             --        149,156
INVESTMENTS IN SUBSIDIARIES                    53,650                 --              --        (53,650)            --
OTHER ASSETS                                   11,921              1,441             611             --         13,973
                                           ----------      -------------    ------------     ----------     ----------
                                             $217,158           $ 50,592          $8,557       $(53,650)      $222,657
                                           ==========      =============    ============     ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt
      and capital lease obligations          $    143           $     31          $  384     $       --       $    558
    Accounts payable                            7,755                865              49             --          8,669
    Accrued liabilities                        13,622              3,276             676             --         17,574
                                           ----------      -------------    ------------     -----------    ----------

           Total current liabilities           21,520              4,172           1,109             --         26,801

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion          139,542                 --              56             --        139,598
OTHER ACCRUED LIABILITIES                       4,648                 --              --             --          4,648
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                   --                 --           1,171             --          1,171
MINORITY INTEREST                                  --                 --             268             40            308
STOCKHOLDERS' EQUITY                           51,448             46,420           5,953        (53,690)        50,131
                                           ----------      -------------    ------------     -----------    ----------

                                             $217,158           $ 50,592          $8,557       $(53,650)      $222,657
                                           ==========      =============    ============     ===========    ===========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 13 WEEKS ENDED OCTOBER 3, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                             Parent       Guarantor      Non-Guarantor
                                             Company     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            --------    --------------  --------------   -------------   -------------
NET REVENUES                                 $33,187         $2,511              $ 975          $(840)       $35,833
                                            --------    -----------     --------------   -------------   -------------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs         18,787              -                 73           (411)        18,449
    Food cost of sales                         7,880            748                 30           (429)         8,229
    General and administrative                 3,820            258                345             --          4,423
    Depreciation and amortization              2,742            645                123             --          3,510
                                             -------     ----------      -------------    ------------    ------------

      Total operating costs and
       expenses                               33,229          1,651                571           (840)        34,611
                                            --------    -----------     --------------   -------------   -------------

      (Loss) income from operations              (42)           860                404             --          1,222

  INTEREST EXPENSE AND
    OTHER, net                                (3,361)             4                  3             --         (3,354)
                                            --------    -----------     --------------   -------------   -------------

    (Loss) income before provision
       for income taxes, preferred
       stock accretion and dividends of
       subsidiaries and equity in net
       loss of consolidated subsidiaries      (3,403)           864                407             --         (2,132)

  PROVISION FOR INCOME TAXES                     (54)            --                 --             --            (54)
                                            --------    -----------     --------------   -------------   -------------

    (Loss) income before preferred
       stock accretion and dividends of
       subsidiaries and equity in net
       loss of consolidated subsidiaries      (3,457)           864                407             --         (2,186)

  PREFERRED STOCK ACCRETION AND DIVIDENDS
   OF SUBSIDIARIES                                --             --               (111)            --           (111)

  EQUITY IN NET LOSS OF CONSOLIDATED
   SUBSIDIARIES                                   --             --                 --            (92)           (92)
                                            --------    -----------     --------------   -------------   -------------

  NET (LOSS) INCOME                          $(3,457)        $  864              $ 296          $ (92)       $(2,389)
                                            ========    ===========     ==============   =============   =============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 39 WEEKS ENDED OCTOBER 3, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                             Parent       Guarantor      Non-Guarantor
                                             Company     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            ---------   --------------  ---------------  --------------  --------------
NET REVENUES                                 $ 91,342       $    3,194      $     2,842     $   (1,419)      $   95,959
                                             --------       ----------      -----------     ----------       ----------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs          53,096               --              251           (990)          52,357
    Food cost of sales                         21,196              748               73           (429)          21,588
    General and administrative                 10,692              812            1,117             --           12,621
    Depreciation and amortization               8,073            1,285              349             --            9,707
                                             --------        ---------      -----------     ----------       ----------

       Total operating costs and expenses      93,057            2,845            1,790         (1,419)          96,273
                                             --------        ---------      -----------      ---------        ---------

       (Loss) income from operations           (1,715)             349            1,052             --             (314)

  INTEREST EXPENSE AND
    OTHER, net                                 (8,733)              18                8             --           (8,707)
                                             --------       ----------      -----------     ----------       ----------
     (Loss) income before provision
        for income taxes, preferred
        stock accretion and dividends of
        subsidiaries and equity in net
        loss of consolidated subsidiaries     (10,448)             367            1,060             --           (9,021)

  PROVISION FOR INCOME TAXES                      (68)              --               --             --              (68)
                                             --------       ----------      -----------     ----------       ----------
     (Loss) income before preferred
        stock accretion and dividends of
        subsidiaries and equity in net
        loss of consolidated subsidiaries     (10,516)             367            1,060             --           (9,089)

  PREFERRED STOCK ACCRETION AND DIVIDENDS
    OF SUBSIDIARIES                                --               --             (333)            --             (333)

  EQUITY IN NET LOSS OF CONSOLIDATED
    SUBSIDIARIES                                   --               --               --           (268)            (268)
                                             --------       ----------      -----------     ----------       ----------
  NET (LOSS) INCOME                          $(10,516)      $      367      $       727     $     (268)      $   (9,690)
                                             ========       ==========      ===========     ==========       ==========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE 39 WEEKS ENDED OCTOBER 3, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                             Parent       Guarantor      Non-Guarantor
                                             Company     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            ---------   --------------  ---------------  --------------  --------------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                  $(37,783)        $ 37,954          $  505          $  --         $    676
                                             --------         --------          ------          -----         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions             (35,656)           6,957              --             --          (28,699)
   Purchase of property and
    equipment, net                             (5,609)              --              (7)            --           (5,616)
                                             --------         --------          ------          -----         --------

     Net cash (used in) provided by
      investing activities                    (41,265)           6,957              (7)            --          (34,315)
                                             --------         --------          ------          -----         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                 39,400               --              --             --           39,400
  Payment of debt financing costs              (5,007)              --              --             --           (5,007)
  Equity infusion from MFH                     29,056               --              --             --           29,056
  Reduction of long-term debt and capital
   lease obligations                              (49)         (40,522)           (316)            --          (40,887)
  Reduction in preferred stock                     --               --             (64)            --              (64)
                                             --------         --------          ------          -----         --------

     Net cash provided by (used in)
      financing activities                     63,400          (40,522)           (380)            --           22,498
                                             --------         --------          ------          -----         --------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                  (15,648)           4,389             118             --          (11,141)

CASH AND CASH EQUIVALENTS, beginning of
 period                                        14,270              725           1,292             --           16,287
                                             --------         --------          ------          -----         --------
CASH AND CASH EQUIVALENTS, end of period     $ (1,378)        $  5,114          $1,410          $  --         $  5,146
                                             ========         ========          ======          =====         ========

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 3, 1998
                            (DOLLARS IN THOUSANDS)

                                             Parent       Guarantor      Non-Guarantor
                                             Company     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            ---------   --------------  -------------    -------------   -------------
                  ASSETS
                  ------
CURRENT ASSETS:
    Cash and cash equivalents                $ 14,270        $   725          $1,292             $  --       $ 16,287
    Accounts receivable, net                    1,388             --             147                --          1,535
    Amounts due from franchisees and
         licensees, net                         1,517            659              --                --          2,176
    Inventories                                 3,094             --               6                --          3,100
    Other current assets and amounts due
         from (to) affiliates, net              6,593           (615)           (253)               --          5,725
                                            ---------    -----------     -----------     -------------   -------------

              Total current assets             26,862            769           1,192                --         28,823

PROPERTY AND EQUIPMENT, net                    28,907              1             294                --         29,202
INTANGIBLES, net                               59,928         17,725           6,041                --         83,694
INVESTMENTS IN SUBSIDIARIES                    23,089             --              --           (23,089)            --
OTHER ASSETS                                    7,902             --              63                --          7,965
                                            ---------    -----------     -----------     -------------   -------------

                                             $146,688        $18,495          $7,590          $(23,089)      $149,684
                                            =========    ===========     ===========     =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt and
         capital lease obligations           $     --        $    --          $  614          $     --       $    614
    Accounts payable                            3,621             36             148                --          3,805
    Accrued liabilities                        10,499             25             747                --         11,271
                                            ---------    -----------     -----------     -------------   -------------

              Total current liabilities        14,120             61           1,509                --         15,690


LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion          100,000             --             467                --        100,467
OTHER ACCRUED LIABILITIES                       1,802             --               -                --          1,802
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                   --             --             902                --            902
MINORITY INTEREST                                  --             --              --                58             58
STOCKHOLDERS' EQUITY                           30,766         18,434           4,712           (23,147)        30,765
                                            ---------    -----------     -----------     -------------   -------------

                                             $146,688        $18,495          $7,590          $(23,089)      $149,684
                                            =========    ===========     ===========     =============   =============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE 13 WEEKS ENDED SEPTEMBER 27, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                     Parent        Guarantor      Non-Guarantor
                                     Company     Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                     -------     ------------     ------------   ------------   ------------
NET REVENUES                         $30,805         $ 397            $ 86           $  -        $31,288
                                     -------       -------         -------        -------        -------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                             16,902            --              --             --         16,902
   Food cost of sales                  6,559            --              --             --          6,559
   General and administrative          3,210           177             113             --          3,500
   Depreciation and amortization       2,096           277              --             --          2,373
                                     -------       -------         -------        -------        -------

      Total operating costs and
       expenses                       28,767           454             113             --         29,334
                                     -------       -------         -------        -------        -------
      Income (loss) from
       operations                      2,038           (57)            (27)             -          1,954

 INTEREST EXPENSE AND
   OTHER, net                         (1,831)         (341)             --             --         (2,172)
                                     -------       -------         -------        -------        -------
   Income (loss) before provision
    for income taxes, preferred
    stock accretion and dividends
    of subsidiaries and equity in
    net loss of consolidated
    subsidiaries                         207          (398)            (27)            --           (218)

  PROVISION FOR INCOME TAXES             (35)           --              --             --            (35)
                                      -------       -------        -------        -------        -------
   Income (loss) before preferred
    stock accretion and dividends
    of subsidiaries and equity in
    net loss of consolidated
    subsidiaries                         172          (398)            (27)            --           (253)

  PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES              --           (94)             --             --            (94)


  EQUITY IN NET LOSS OF
   CONSOLIDATED SUBSIDIARIES              --            --              --             (2)            (2)
                                     -------       -------         -------        -------        -------
  NET INCOME (LOSS)                  $   172         $(492)           $(27)           $(2)       $  (349)
                                     =======       =======         =======        =======        =======


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE 39 WEEKS ENDED SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                     Parent        Guarantor      Non-Guarantor
                                     Company     Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                    --------     ------------     ------------   ------------   ------------
NET REVENUES                         $86,225        $ 1,215           $ 86        $      -         $87,526
                                    --------     ------------     ------------   ------------   ------------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                             48,200             --             --              --          48,200
   Food cost of sales                 19,549             --             --              --          19,549
   General and administrative         10,060            607            136              --          10,803
   Depreciation and amortization       5,766            830             --              --           6,596
                                     -------     ------------     ------------   ------------   ------------
      Total operating costs and
       expenses                       83,575          1,437            136              --          85,148
                                     -------     ------------     ------------   ------------   ------------

      Income (loss) from
       operations                      2,650           (222)           (50)             --           2,378

 INTEREST EXPENSE AND
  OTHER, net                          (4,134)        (1,011)            --              --          (5,145)
                                     -------     ------------     ------------   ------------   ------------
   Loss before provision for
    income taxes, preferred stock
    accretion and dividends of
    subsidiaries and equity in
    net loss of consolidated
    subsidiaries                      (1,484)        (1,233)           (50)             --          (2,767)

 PROVISION FOR INCOME TAXES             (179)            --             --              --            (179)
                                     -------     ------------     ------------   ------------   ------------
   Loss before preferred stock
    accretion and dividends of
    subsidiaries and equity in
    net loss of consolidated
    subsidiaries                      (1,663)        (1,233)           (50)             --          (2,946)

 PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES               --           (276)            --              --            (276)

 EQUITY IN NET LOSS OF
  CONSOLIDATED SUBSIDIARIES               --             --             --              (2)             (2)
                                    --------     ------------     ------------   ------------   ------------
 NET LOSS                            $(1,663)       $(1,509)      $    (50)       $     (2)        $(3,224)
                                   =========     ============     ============   ============   ============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE 39 WEEKS ENDED SEPTEMBER 27, 1997
                            (dollars in thousands)
                                  (UNAUDITED)

                                                  Parent       Guarantor     Non-Guarantor
                                                  Company     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                               ------------   ------------   -------------    ------------   ------------
 NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            $    309       $    (39)     $    521          $      --       $   791
                                               ------------   ------------   -------------    ------------   ------------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of property and
      equipment, net                                (3,216)            --            --                 --        (3,216)
                                               ------------   ------------   -------------    ------------   ------------

        Net cash used in investing
         activities                                 (3,216)            --            --                 --        (3,216)
                                               ------------   ------------   -------------    ------------   ------------

 CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Reduction of long-term debt
      and capital lease obligations                    (98)            --            --                 --           (98)
                                               ------------   ------------   -------------    ------------   ------------

        Net cash used in financing
         activities                                    (98)            --            --                 --           (98)
                                               ------------   ------------   -------------    ------------   ------------

 NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                       (3,005)           (39)          521                 --        (2,523)

 CASH AND CASH EQUIVALENTS,
  beginning of period                                6,121            588            --                 --         6,709
                                               ------------   ------------   -------------    ------------   ------------
 CASH AND CASH EQUIVALENTS, end of
  period                                          $  3,116       $    549      $    521          $      --       $ 4,186
                                               ============   ============   =============    ============   ============

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

     The Company is pursuing growth in both its cookie and pretzel businesses through strategic acquisitions. Management expects that significant operating synergies, expense leveraging and geographic market share can be achieved through targeted acquisitions. On July 25, 1997, a subsidiary of MFH, Mrs. Fields' Pretzel Concepts, Inc. ("MFPC") acquired substantially all of the assets and assumed certain liabilities of H&M Concepts Ltd. Co. ("H&M"), the largest franchisee of Pretzel Time, Inc.("Pretzel Time"). On September 2, 1997, MFH acquired 56% of the common stock of Pretzel Time, the franchisor of the Pretzel Time concept. The acquisitions of H&M and Pretzel Time are collectively referred to as the "Pretzel Acquisitions".

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

     On August 24, 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, the parent company of Great American Cookie Company, Inc. ("Great American") for an aggregate purchase price of $18.4 million. Cookies USA merged with and into the Company at which time Great American became a wholly owned subsidiary of the Company. At the same time, the Company purchased the stock of two Great American franchisees, Deblan Corporation ("Deblan") and Chocolate Chip Cookies of Texas, Inc. ("Chocolate Chip"), together owning and operating 29 Great American franchised stores, for total consideration of $14.4 million. Deblan and Chocolate Chip were merged with and into Great American at that time. On September 9, 1998, the Company acquired eight Great American franchise stores ("Combined Karp Entities") from a Great American franchisee, for a purchase price of $1.9 million. These transactions are collectively referred to as the ("Cookie Acquisitions").

RECENT DEVELOPMENTS

     On October 5, 1998, the Company purchased all of the retail cookie and related business and operations of eleven Great American franchise stores from a Great American franchisee for an aggregate purchase price of $2.8 million.

     The Company is currently in discussions with Pretzelmaker Holdings, Inc. ("Pretzelmaker") and the holders of all of Pretzelmaker's outstanding capital stock regarding a possible acquisition by the Company of all outstanding Pretzelmaker capital stock. The Company cannot be sure that a definitive agreement to purchase Pretzelmaker will be signed, or that this transaction will be completed.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the 13 and 39 weeks ended October 3, 1998 and September 27, 1997, respectively. As supplemental information, the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.

                                                     For the 13 Weeks Ended                    For the 39 Weeks Ended
                                               -----------------------------------       ------------------------------------
                                                                             % OF                                       % OF
                                                                             CHG                                        CHG
                                                                             FROM                                       FROM
                                                  OCT.          SEPT.       1997 TO          OCT.           SEPT.      1997 TO
                                                3, 1998       27, 1997       1998          3, 1998        27, 1997      1998
                                               ---------     ----------     ------       ----------     ----------     ------
UNAUDITED STATEMENT OF OPERATIONS DATA:             (Dollars in thousands)                     (Dollars in thousands)
REVENUES:
       Net store and batter sales..........    $  33,291     $   29,920       11.3%       $  89,938     $   83,759        7.4%
       Franchising, net....................        1,671            833      100.6            3,884          2,201       76.5
       Licensing, net......................          398            397        0.3            1,081          1,215      (11.0)
       Other revenue, net..................          473            138      242.8            1,056            351      200.9
                                               ---------     ----------                   ---------     ----------
               Total revenues..............       35,833         31,288       14.5           95,959         87,526        9.6
                                               ---------     ----------                   ---------     ----------

OPERATING COSTS AND EXPENSES:
       Selling and store occupancy
             costs.........................       18,449         16,902        9.2           52,357         48,200        8.6
       Food cost of sales..................        8,229          6,559       25.5           21,588         19,549       10.4
       General and administrative..........        4,423          3,500       26.4           12,621         10,803       16.8
       Depreciation and amortization.......        3,510          2,373       47.9            9,707          6,596       47.2
                                               ---------     ----------                   ---------     ----------
               Total operating costs and
                 expenses..................       34,611         29,334       18.0           96,273         85,148       13.1
                                               ---------     ----------                   ---------     ----------


OTHER INCOME (EXPENSE), NET:
       Interest expense....................       (3,355)        (1,979)      69.5           (8,981)        (5,070)      77.1
                                               ---------     ----------                   ---------     ----------
       Interest income.....................          113             25      352.0              530            153      246.4
                                               ---------     ----------                   ---------     ----------
       Other expense.......................         (369)          (349)       5.7             (925)          (685)      35.0
                                               ---------     ----------                   ---------     ----------
NET LOSS...................................    $  (2,389)    $     (349)     584.5%       $  (9,690)    $   (3,224)     200.6%
                                               =========     ==========                   =========     ==========

UNAUDITED SUPPLEMENTAL INFORMATION:

CORE STORES:
     Net store and batter sales............    $  29,439     $   25,574       15.1%       $  79,094     $   69,713       13.5%
                                               ---------     ----------                   ---------     ----------
      Operating costs and expenses:
        Selling and store occupancy
            costs..........................       15,276         13,238       15.4           42,826         36,222       18.2
        Food cost of sales.................        7,122          5,477       30.0           18,500         15,536       19.1
        Depreciation and amortization......        1,418            636      123.0            3,839          2,742       40.0
                                               ---------     ----------                   ---------     ----------
                 Total operating costs and
                  expenses.................       23,816         19,351       23.1           65,165         54,500       19.6
                                               ---------     ----------                   ---------     ----------

                 Core stores contribution..    $   5,623     $    6,223       (9.6)       $  13,929     $   15,213       (8.4)
                                               =========     ==========                   =========     ==========

STORES IN THE PROCESS OF BEING
   CLOSED OR FRANCHISED:
     Net store sales.......................    $   3,852     $    4,346      (11.4)       $  10,844     $   14,046      (22.8)
                                               ---------     ----------                   ---------     ----------
      Operating costs and expenses:
        Selling and store occupancy
            costs..........................        3,173          3,664      (13.4)           9,531         11,978      (20.4)
        Food cost of sales...............          1,107          1,082        2.3            3,088          4,013      (23.1)
        Depreciation and amortization......           92             44      109.1              350             54      548.1
                                               ---------     ----------                   ---------     ----------
                 Total operating costs and
                  expenses.................        4,372          4,790       (8.7)          12,969         16,045      (19.2)
                                               ---------     ----------                   ---------     ----------

                 Stores in the process of
                  being closed or
                  franchised contribution..    $    (520)    $     (444)      17.1        $  (2,125)    $   (1,999)       6.3
                                               =========     ==========                   =========     ==========


EBITDA.....................................    $   4,732     $    4,327        9.4%       $   9,393     $    8,974        4.7%
                                               =========     ==========                   =========     ==========

13 WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THE 13 WEEKS ENDED
SEPTEMBER 27, 1997

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY

     As of October 3, 1998, there were 568 Company-owned stores and 765 franchised or licensed stores in operation. The store activity for the 13 weeks ended October 3, 1998 and the 13 weeks ended September 27, 1997 is summarized as follows:

                                                                                1998                     1997
                                                                       -----------------------  -----------------------
                                                                       COMPANY-    FRANCHISED   COMPANY-    FRANCHISED
                                                                         OWNED    OR LICENSED     OWNED    OR LICENSED
                                                                       ---------  ------------  ---------  ------------
Stores open as of the beginning of the period                               470           554        435           427
     Stores opened (including relocations and acquisitions)                 111           236         82           175
     Stores closed (including relocations)                                   (2)          (23)        --           (67)
     Non-core (exit plan) stores closed (September 18, 1996 forward)        (13)           --        (16)           --
     Stores sold to franchisees                                              (3)            3         (2)            2
     Non-core (exit plan) stores franchised (September 18, 1996
      forward)                                                               (2)            2         (3)            3
     Stores acquired from franchisees                                         7            (7)        --            --
                                                                          -----          ----        ---           ---
Stores open as of the end of the period                                     568           765        496           540
                                                                          =====          ====        ===           ===


REVENUES

     NET STORES SALES. Total net store sales increased $3,371,000, or 11.3%, from $29,920,000 to $33,291,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997.

     Net store sales from core stores and batter sales increased $3,865,000, or 15.1%, from $25,574,000 to $29,439,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in net store sales from core stores was primarily attributable to (i) the operation of 52 Great American core stores obtained in connection with the Cookie Acquisitions in August and September 1998 (ii) the operation of 69 Pretzel Time core stores obtained in July 1997 and (iii) the Company's repurchase of 7 core stores from certain franchisees. Net store sales increases were offset by a 1.6% decrease in comparable store sales.

     Net store sales from stores in the process of being closed or franchised decreased $494,000, or 11.4%, from $4,346,000 to $3,852,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This decrease results from closing 13 stores and franchising 2 stores during the 13 weeks ended October 3, 1998 and the effect of closing or franchising 50 stores subsequent to June 27, 1997 and prior to the 13 week period ended October 3, 1998.

     FRANCHISING REVENUES. Franchising revenues increased $838,000, or 100.6%, from $833,000 to $1,671,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in franchising revenues was primarily attributable to royalties earned from 211 Great American franchised stores obtained in August 1998 and 141 Pretzel Time franchised stores obtained in September 1997, offset in part by 11 franchised stores purchased by the Company during the previous period.

     LICENSING REVENUES. Licensing revenues increased $1,000, or 0.3%, from $397,000 to $398,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997.

     OTHER REVENUE, NET. Other revenue, net, increased $335,000, or 242.8%, from $138,000 to $473,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in other revenue, net, was primarily attributable to an increase in contribution from the Company's mail order division, area development fees earned from certain franchised stores obtained in 1997 and miscellaneous other income.

     TOTAL REVENUES. Total revenue increased by $4,545,000, or 14.5%, from $31,288,000 to $35,833,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997 primarily due to the combination of factors discussed above.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $1,547,000, or 9.2%, from $16,902,000 to $18,449,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997.

     Selling and store occupancy costs for core stores increased by $2,038,000, or 15.4%, from $13,238,000 to $15,276,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. Within this overall increase, selling expenses increased by $1,238,000, or 16.0%, from $7,743,000 to $8,981,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in selling expenses was primarily attributable to the 52 Great American core stores acquired through the Cookie Acquisitions in August and September 1998, 69 Pretzel Time core stores acquired in July 1997 and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs for core stores increased $800,000, or 14.6%, from $5,495,000 to $6,295,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in store occupancy costs was primarily attributable to the store additions referred to above and lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $491,000, or 13.4%, from $3,664,000 to $3,173,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This decrease was primarily the result of closing 13 stores and franchising 2 stores during the 13 weeks ended October 3, 1998 and the effect of closing or franchising 50 stores subsequent to June 27, 1997 and prior to the 13 week period ended October 3, 1998.

     FOOD COST OF SALES. Total food cost of sales increased $1,670,000, or 25.5%, from $6,559,000 to $8,229,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997.

     Food cost of sales for core stores increased $1,645,000, or 30.0%, from $5,477,000 to $7,122,000 for the 13 weeks ended October 3, 1998. This increase was primarily the result of the addition of 52 Great American Cookie Company core stores in August and September 1998 and 69 Pretzel Time core stores acquired in July 1997. Food cost of sales also increased due to the addition of the Great American batter facility in August 1998 which produces batter for the Great American stores. Batter facility production costs are included in food cost of sales. The increasing cost of butter was also a significant factor to increased food cost of sales. Butter, which is a main ingredient in a variety of products and a condiment for other products, was $1.98 per pound at the beginning of the 13 weeks ended October 3, 1998 compared to $1.16 per pound at the beginning of the 13 weeks ended September 27, 1997. Additionally, distribution costs increased during the 13 weeks ended October 3, 1998 as the Company changed distributors to improve product availability and the reliability of service to the stores.

     Food cost of sales for stores in the process of being closed or franchised increased $25,000, or 2.3%, from $1,082,000 to $1,107,000 for the 13 weeks ended
October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase was primarily attributable to the addition of 65 Great American stores in August and September 1998 as well as the increased butter and distribution costs described above, offset by closing 13 stores and franchising 2 stores during the 13 weeks ended October 3, 1998 and the effect of closing or franchising 50 stores subsequent to June 27, 1997 and prior to the 13 week period ended October 3, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $923,000, or 26.4%, from $3,500,000 to $4,423,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in general and administrative expenses was primarily attributable to the Cookie Acquisitions in 1998 and the Pretzel Acquisitions in 1997.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense increased by $1,137,000, or 47.9%, from $2,373,000 to $3,510,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase was primarily attributable to increased goodwill from the Pretzel Acquisitions in 1997 and the Cookie Acquisitions in 1998.

     Depreciation and amortization expense for core stores increased $782,000, or 123.0%, from $636,000 to $1,418,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 52 Great American core stores in August and September 1998 and 69 Pretzel Time stores in July 1997.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $5,227,000, or 18.0%, from $29,334,000 to $34,611,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense, increased $1,376,000, or 69.5%, from $1,979,000 to $3,355,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase was primarily attributable to interest expense on $100,000,000 high yield notes which were placed in November 1997 and $40,000,000 high yield notes which were placed in August 1998.

     INTEREST INCOME. Interest income increased $88,000, or 352.0%, from $25,000 to $113,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase was primarily the result of interest income earned on excess cash provided by $100,000,000 of high yield notes which were placed in November 1997 and $40,000,000 of high yield notes which were placed in August 1998.

     OTHER EXPENSES. Other expenses increased $20,000, or 5.7%, from $349,000 to $369,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. This increase is primarily the result of the Company recognizing the minority interest from the Pretzel Acquisitions in 1997 and non-capitalizable acquisition expenses incurred during the 13 weeks ended October 3, 1998.

     NET LOSS. The net loss increased by $2,040,000, or 584.5%, from $349,000 to $2,389,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997 due to the combination of factors described above.

     CONTRIBUTION FROM CORE STORES. Contribution from core stores decreased by $600,000, or 9.6%, from $6,223,000 to $5,623,000 for the 13 weeks ended October
3, 1998 compared to the 13 weeks ended September 27, 1997. The decrease is attributable to a 1.6% decline in comparable store sales coupled with the increase in selling and store occupancy costs, food cost of sales, and depreciation and amortization as described above.

     NEGATIVE CONTRIBUTION FROM STORES IN THE PROCESS OF BEING CLOSED OR FRANCHISED. The negative contribution from stores in the process of being closed or franchised increased by $76,000, or 17.1%, from $444,000 to $520,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997. The increase in negative contribution was primarily attributable to the addition of 65 stores from the Cookie Acquisitions offset by closing 13 stores and franchising 2 stores during the 13 weeks ended October 3, 1998 and the effect of closing or franchising 50 stores subsequent to June 27, 1997 and prior to the 13 week period ended October 3, 1998.

     EBITDA. Earnings before interest, taxes, depreciation and amortization, preferred stock accretion and dividends of subsidiaries, minority interest and other income (expense) ("EBITDA") is presented as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. EBITDA increased by $405,000, or 9.4%, from $4,327,000 to $4,732,000 for the 13 weeks ended October 3, 1998 compared to the 13 weeks ended September 27, 1997 for the reasons described above.


39 WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THE 39 WEEKS ENDED
SEPTEMBER 27, 1997

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY

     As of October 3, 1998, there were 568 Company-owned stores and 765 franchised or licensed stores in operation. The store activity for the 39 weeks ended October 3, 1998 and the 39 weeks ended September 27, 1997 is summarized as follows:

                                                                                        1998                     1997
                                                                               -----------------------  -----------------------
                                                                               COMPANY-    FRANCHISED   COMPANY-    FRANCHISED
                                                                                 OWNED    OR LICENSED     OWNED    OR LICENSED
                                                                               ---------  ------------  ---------  ------------
Stores open as of the beginning of the fiscal year                                  481           553        482           418
     Stores opened (including relocations and acquisitions)                         116           278         84           205
     Stores closed (including relocations)                                           (9)          (65)        (4)          (86)
     Non-core (exit plan) stores closed (September 18, 1996 forward)                (21)           --        (63)           --
     Stores sold to franchisees                                                      (4)            4         (3)            3
     Non-core (exit plan) stores franchised (September 18, 1996 forward)            (13)           13         (4)            4
     Stores acquired from franchisees                                                18           (18)         4            (4)
                                                                                    ---           ---        ---           ---
Stores open as of the end of the period                                             568           765        496           540
                                                                                    ===           ===        ===           ===


REVENUES

     NET STORES SALES. Total net store sales increased $6,179,000, or 7.4%, from $83,759,000 to $89,938,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997.

     Net store sales from core stores and batter sales increased $9,381,000, or 13.5%, from $69,713,000 to $79,094,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in net store sales from core stores was primarily attributable to (i) the operation of 69 Pretzel Time core stores acquired in connection with the Pretzel Acquisitions in July 1997 (ii) the operation of 52 Great American stores acquired in connection with the Cookie Acquisitions in August and September 1998 and (iii) batter sales to Great American franchisees. This increase in net store sales from core stores was offset in part by the negative effect of a calendar shift. The Company's year end was December 28 in 1996 and January 3, 1998 in 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter of 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales. Had this holiday been in the first quarter of 1998, net store sales from core stores would have been approximately $800,000 greater or $79,894,000.

     On a comparable store basis (adjusted for the calendar shift), system-wide core store sales were down 1.0% during the 39 weeks ended October 3, 1998 compared to the same period in 1997.

     Net store sales from stores in the process of being closed or franchised decreased $3,202,000, or 22.8%, from $14,046,000 to $10,844,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This decrease results from closing 21 stores and franchising 13 stores during the 39 weeks ended October 3, 1998 and the effect of closing or franchising 79 stores subsequent to December 28, 1996 and prior to the 39 week period ended October 3, 1998.

     FRANCHISING REVENUES. Franchising revenues increased $1,683,000, or 76.5%, from $2,201,000 to $3,884,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the Pretzel Acquisitions in 1997 and the 211 Great American franchised stores obtained in connection with the Cookie Acquisitions in August and September 1998.

     LICENSING REVENUES. Licensing revenues decreased $134,000, or 11.0%, from $1,215,000 to $1,081,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The decrease in licensing revenues was primarily attributable to a dry mix license fee earned during the 39 weeks ended September 27, 1997 that did not recur in the 39 weeks ended October 3, 1998.

     OTHER REVENUE, NET. Other revenue, net, increased $705,000, or 200.9%, from $351,000 to $1,056,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in other revenue, net, was primarily attributable to area development fees earned from certain franchised stores obtained in 1997, an increase in contribution from the Company's mail order division and miscellaneous other income.

     TOTAL REVENUES. Total revenues increased by $8,433,000, or 9.6%, from $87,526,000 to $95,959,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997 due to the reasons discussed above.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $4,157,000, or 8.6%, from $48,200,000 to $52,357,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997.

     Selling and store occupancy costs for core stores increased by $6,604,000, or 18.2%, from $36,222,000 to $42,826,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. Within this overall increase, selling expenses for core stores increased by $4,158,000, or 20.0%, from $20,804,000 to $24,962,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in selling expenses was primarily attributable to the 69 Pretzel Time core stores acquired in connection with the Pretzel Acquisitions in 1997, the 52 Great American core stores acquired in connection with the Cookie Acquisitions in August and September 1998, and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs for core stores increased $2,446,000, or 15.9%, from $15,418,000 to $17,864,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in store occupancy costs was primarily attributable to the increase in the number of stores discussed above, the Company re-acquiring 18 core stores from franchisees during the 39 weeks ended October 3, 1998 and lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $2,447,000, or 20.4%, from $11,978,000 to $9,531,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This decrease was primarily the result of closing 21 stores and franchising 13 stores during the 39 weeks ended October 3, 1998 and the effect of closing or franchising 79 stores subsequent to December 28, 1996 and prior to the 39 weeks ended October 3, 1998.

     FOOD COST OF SALES. Total food cost of sales increased $2,039,000, or 10.4%, from $19,549,000 to $21,588,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997.

     Food cost of sales for core stores increased $2,964,000, or 19.1%, from $15,536,000 to $18,500,000 for the 39 weeks ended October 3, 1998. This increase was primarily the result of the addition of 69 Pretzel Time core stores in July 1997 and 52 Great American core stores acquired in connection with the Cookie Acquisitions in August 1998. Food cost of sales also increased due to the addition of the Great American batter facility in August 1998 which produces batter for the Great American stores and the increasing cost of butter. Butter is one of the main ingredients in a variety of the Company's products and is a condiment for other products. The price of butter has increased from $0.78/lb. at the beginning of 1997 to a peak of $2.92/lb. in September 1998.

     The market for butter has been in a highly volatile state. During the last week of September 1998, the price of butter increased to $2.92/lb. from $2.05/lb. Management believes that the increased butter costs will continue to negatively impact food cost of sales for the remainder of 1998. Additionally, distribution costs increased beginning in August 1998 as the Company changed distributors to improve product availability and the reliability of service to the stores.

     Food cost of sales for stores in the process of being closed or franchised decreased $925,000, or 23.1%, from $4,013,000 to $3,088,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This decrease was primarily the result of closing 21 stores and franchising 13 stores during the 39 weeks ended October 3, 1998 and the effect of closing or franchising 79 stores subsequent to December 28, 1996 and prior to the 39 weeks ended October 3, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,818,000, or 16.8%, from $10,803,000 to $12,621,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in general and administrative expenses was primarily attributable to the Pretzel Acquisitions in 1997 and the Cookie Acquisitions in 1998.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense increased by $3,111,000, or 47.2%, from $6,596,000 to $9,707,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This increase was primarily attributable to increased goodwill from the Pretzel Acquisitions in 1997 and the Cookie Acquisitions in 1998.

     Depreciation and amortization expense for core stores increased $1,097,000, or 40.0%, from $2,742,000 to $3,839,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 69 Pretzel Time core stores in July 1997 and 52 Great American core stores in August and September 1998.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $11,125,000, or 13.1%, from $85,148,000 to $96,273,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense increased $3,911,000, or 77.1%, from $5,070,000 to $8,981,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This increase was primarily attributable to interest expense on $100,000,000 of high yield notes that were placed in November 1997 and $40,000,000 of high yield notes placed in August 1998.

     INTEREST INCOME. Interest income increased $377,000, or 246.4%, from $153,000 to $530,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This increase was primarily the result of interest earned on excess cash provided by $100,000,000 of high yield notes that were placed in November 1997 and $40,000,000 of high yield notes placed in August 1998.

     OTHER EXPENSES. Other expenses increased $240,000, or 35.0%, from $685,000 to $925,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. This increase was primarily attributable to minority interest from the Pretzel Acquisitions in 1997 and acquisition expenses incurred during the 39 weeks ended October 3, 1998.

     NET LOSS. The net loss increased by $6,466,000, or 200.6%, from $3,224,000 to $9,690,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997 due to the combination of factors described above.

     CONTRIBUTION FROM CORE STORES. Contribution from core stores decreased by $1,284,000, or 8.4%, from $15,213,000 to $13,929,000 for the 39 weeks ended
October 3, 1998 compared to the 39 weeks ended September 27, 1997. Contribution from core stores was negatively impacted by a 1.0% decline in comparable store sales and by the increases in selling and store occupancy costs, food cost of sales and depreciation and amortization described above. Contribution from core stores was also negatively impacted by a calendar shift whereby the Company's year end was December 28 for 1996 and January 3, 1998 for 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales. Had this holiday been in the first quarter of 1998, contribution from core stores would have been approximately $600,000 greater, or $14,529,000.

     NEGATIVE CONTRIBUTION FROM STORES IN THE PROCESS OF BEING CLOSED OR FRANCHISED. The negative contribution from stores in the process of being closed or franchised increased by $126,000, or 6.3%, from $1,999,000 to $2,125,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997. The increase in negative contribution was primarily attributable to the addition of 52 stores from the Cookie Acquisitions in August and September 1998, offset in part by closing 21 stores and franchising 13 stores during the 39 weeks ended October 3, 1998. In addition, 79 stores were closed or franchised subsequent to December 28, 1996 and prior to the 39 week period ended October 3, 1998.

     EBITDA. Earnings before interest, taxes, depreciation and amortization, preferred stock accretion and dividends of subsidiaries, minority interest and other income (expense) ("EBITDA") is presented as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. EBITDA increased by $419,000, or 4.7%, from $8,974,000 to $9,393,000 for the 39 weeks ended October 3, 1998 compared to the 39 weeks ended September 27, 1997 for the reasons discussed above. Had the New Year's holiday week been in the first quarter of 1998, EBITDA would have been approximately $600,000 greater, or $9,993,000.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under the Company's existing revolving credit facilities. At October 3, 1998, the Company had $5.1 million of cash and $12.7 million of available borrowings under its credit facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures (including acquisitions and store closure costs), meet debt service requirements and other general corporate purposes. The Company is highly leveraged. Based on current operations and anticipated cost savings, the Company believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures (including acquisitions and store closure costs), scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that the Company's business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

     OCTOBER 3, 1998 COMPARED TO JANUARY 3, 1998

     As of October 3, 1998, the Company had liquid assets (cash and cash equivalents and accounts receivable) of $12,658,000, a decrease of 36.7%, or $7,340,000, from January 3, 1998 when liquid assets were $19,998,000. Cash decreased $11,141,000, or 68.4%, to $5,146,000 at October 3, 1998 from
$16,287,000 at January 3, 1998. This decrease was primarily the result of cash used for the Cookie Acquisitions in August and September 1998, capital expenditures of $5,616,000 relating to store remodels and renovations and interest payments of $6,291,000 primarily relating to $100,000,000 of high yield notes which were put into place in November 1997, offset in part, by $530,000 in interest income earned during the period on excess cash.

     Current assets decreased by $4,298,000, or 14.9%, to $24,525,000 at October 3, 1998 from $28,823,000 at January 3, 1998. This decrease was primarily the result of a decrease in cash of $11,141,000, offset by an increase in accounts receivable of $3,801,000 and an increase in inventories of $1,690,000.

     Long-term assets increased $77,271,000, or 63.9%, to $198,132,000 at
October 3, 1998 from $120,861,000 at January 3, 1998. This increase was primarily the result of an increase in property and equipment and goodwill related to the Cookie Acquisitions.

     Current liabilities increased by $11,111,000, or 70.8%, to $26,801,000 at October 3, 1998 from $15,690,000 at January 3, 1998. This increase is due to an increase in accounts payable, accrued interest payable, accrued salaries, wages and benefits, and accrued liabilities offset by a decrease in store closure reserves, deferred income and sales taxes payable.

     The Company's working capital decreased by $15,409,000, or 117.3%, to ($2,276,000) at October 3, 1998 from $13,133,000 at January 3, 1998, for the reasons described above.

     The Company generated $676,000 of cash from operating activities during the 39 weeks ended October 3, 1998, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues and less interest paid on $100,000,000 of high yield notes.

     The Company utilized $34,315,000 of cash from investing activities during the 39 weeks ended October 3, 1998, primarily for the Cookie Acquisitions, capital expenditures relating to store remodels and for renovations.

     The Company generated $22,498,000 of cash from financing activities during the 39 weeks ended October 3, 1998, primarily from the issuance of new high yield notes and an equity infusion from MFH net of principal payments to retire Great American long-term debt and payment of acquisition costs.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce the Company's working capital. During the 39 weeks ended October 3, 1998 and September 27, 1997, the Company expended $5,616,000 and $3,216,000, respectively, for capital assets and expects to expend approximately $7,800,000 for all of 1998. Management anticipates that these expenditures will be funded with cash generated from operations and short-term borrowings under its credit facility as needed.


INFLATION

     The impact of inflation on the earnings of the business has not been significant in recent years. Most of the Company's leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by generally accepted accounting principles which minimizes fluctuations in operating income) and many of the Company's employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact the Company's payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.


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

INFORMATION SYSTEMS - YEAR 2000

     Management has assessed the Year 2000 issue and has determined that all internal IT systems including financial software, corporate networks, the AS400 system and all other systems are Year 2000 compliant with the exception of: (1) systems used for collecting and communicating sales data from retail locations, and (2) internally developed plant production and distribution software.

     The Company is currently replacing its sales collection systems with software and hardware that is Year 2000 compliant. This project is approximately 30% complete with final completion projected for August 1999. The estimated cost of this project is $1.1 million and includes software development and new store computers. The costs to complete this project are included in the Company's 1998 and 1999 budgets. Funding for this project is being provided by internal cash flow and by a lease finance company.

     Replacement of the plant production and distribution software will take place in the first quarter of 1999 at an estimated cost of $50,000. No IT projects have been deferred as a result of the Company's Year 2000 efforts.

     Management is in the process of assessing Year 2000 issues with respect to its significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to the Company. Failure of the Company's key suppliers to remedy their own Year 2000 issues could delay shipments of essential products, thereby disrupting the Company's operations. Furthermore, the Company relies on various service providers, such as utility and telecommunication service companies, which are beyond the Company's control. This assessment is approximately 20% complete with final completion anticipated by the end of 1998. Based upon the results of the assessment to date, management is not aware of any Year 2000 issues relating to its significant vendors, financial institutions or its non-IT systems.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

     As previously reported in the Company's Form 10-Qs dated July 4, 1998 and April 4, 1998, in connection with the GACC acquisition discussions, on or about September 12, 1997, nine franchisees of GACC filed an action in the Superior Court of New Jersey, Mercer County, against the Company, Capricorn and other defendants, challenging a possible acquisition of GACC by the Company. Goldberg, et al. v. Great American Cookie Company, et al., Docket No. MER-L-3502-97 (Super Ct. Mercer County). The complaint asserted that the proposed sale violates Illinois, Indiana, Maryland, New Jersey and Virginia franchise law, violates North Carolina, South Carolina and Texas unfair trade practices acts, breaches the plaintiffs' franchise contracts and tortiously interferes with the plaintiffs' actual and prospective contractual relationships. A motion dismissing the litigation with prejudice was filed on August 24, 1998.

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


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(A)  EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
 27            Financial data schedule (for SEC use only)

(B)  FORMS 8-K

Form 8-K dated September 8, 1998

Form 8-K dated October 20, 1998

Form 8-K/A dated November 4, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MRS. FIELDS' ORIGINAL COOKIES, INC.



/s/Larry A. Hodges                         NOVEMBER  12, 1998
---------------------------------          ------------------
LARRY A. HODGES, PRESIDENT & CEO                  DATE