Form 10-K
period 1999-01-02
FIELDS MRS ORIGINAL COOKIES INC
filed 1999-04-05
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 2, 1999
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number:    333-45179

                      MRS. FIELDS' ORIGINAL COOKIES, INC.
               (Exact name of registrant specified in its charter)

                     DELAWARE                                                     87-0552899
---------------------------------------------------          --------------------------------------------------
(State or other jurisdiction of incorporation or                          (IRS employer identification no.)
organization)

     2855 East Cottonwood Parkway, Suite 400
               Salt Lake City, Utah                                               84121-7050
---------------------------------------------------          --------------------------------------------------
     (Address of principal executive offices)                                     (Zip Code)

                                 (801) 736-5600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  yes        no

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

         The Company had 400 shares of common stock outstanding at March 31, 1999.

         Documents incorporated by reference:   NONE

                       MRS. FIELDS' ORIGINAL COOKIES, INC.


                                TABLE OF CONTENTS


PART I.

Item 1.   Business........................................................................................3

Item 2.   Properties......................................................................................12

Item 3.   Legal Proceedings...............................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.............................................12


PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........................13

Item 6.   Selected Financial Data.........................................................................13

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................25

Item 8.   Financial Statements and Supplementary Data.....................................................26

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............67


PART III.

Item 10.  Directors and Executive Officers of the Registrant..............................................67

Item 11.  Executive Compensation..........................................................................69

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................71

Item 13. Certain Relationships and Related Transactions...................................................72


PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................74

                                     PART I

FORWARD-LOOKING INFORMATION

         This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields) future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, the ability to refinance indebtedness, and the sale of assets.

         These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o Our ability to combine the businesses of companies acquired during the year with Mrs. Fields and to realize the expected benefits and cost savings from our acquisitions;
o    Performance by franchisees and licensees;
o Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
o Changes in consumer preferences and our ability to adequately anticipate such changes;
o    The seasonal nature of our operations;
o    Changes in general economic and business conditions;
o Actions by competitors, including new product offerings and marketing and promotional successes;
o Claims which might be made against Mrs. Fields, including product liability claims;
o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
o    Changes in our relationships with our franchisees and licensees;
o    Changes in mall customer traffic and
o The inability of our vendors, service providers and financial institutions to resolve Year 2000 issues in a timely manner.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 1.   Business

HISTORY

     Mrs. Fields' Original Cookies, Inc. was formed in September 1996 in connection with the acquisitions of Mrs. Fields, Inc., The Original Cookie Company, Inc. ("Original Cookie Company") and Hot Sam's Inc,. ("Hot Sam") by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"), a subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Capricorn retained Mr. Hodges as Chief Executive Officer of Mrs. Fields and as of January 2, 1999, Capricorn had invested more than $28 million in Mrs. Fields through Mrs. Fields' Holding.

     In November 1997, Mrs. Fields received as a contribution from Mrs. Fields' Holding, all of the common stock of The Mrs. Fields' Brand, Inc. ("Mrs. Fields' Brand"). On the same date Mrs. Fields' Holding also contributed the business of Mrs. Fields' Pretzel Concepts and 56% of the shares of common stock of Pretzel Time, Inc. ("Pretzel Time"). In January, June and December 1998, Mrs. Fields acquired an additional 4%, 10% and the final 30%, respectively, of Pretzel Time's common stock.

         In August 1998, Mrs. Fields consummated an offering of 10 1/8% Series C Senior Notes due 2004 resulting in net proceeds of $35.4 million and received a capital contribution from Mrs. Fields' Holding of $29.1 million, which were all of the net proceeds of a concurrent offering of notes by Mrs. Fields' Holding. Mrs. Fields used the proceeds from the offering, the capital contribution and other available cash to:

o finance the acquisition of Cookies USA, Inc., the parent of Great American Cookie Company, Inc. ("Great American")
o finance the acquisition of the stock of two Great American franchisees, Deblan and Chocolate Chip
o finance a tender offer and consent solicitation for all the outstanding $40 million in total principal amount of Great American's 10 7/8% Senior Secured Notes due 2001

         In September 1998, Mrs. Fields, in connection with the purchase of Great American, purchased eight additional Great American franchised stores ("Karp") for $1.9 million.

         In October 1998, Mrs. Fields purchased all the retail cookie and related business and operations of eleven Great American franchised stores ("Cookie Conglomerate") for $2.8 million.

         In November 1998, Mrs. Fields purchased all of the outstanding capital stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker") for approximately $5.4 million and assumed indebtedness of approximately $1.6 million.

GENERAL

     Today, Mrs. Fields is one of the largest retailers in the premium snack-food industry (based on number of units), with cookies and pretzels as its major product lines. Mrs. Fields is the largest retailer of baked on-premises cookies (based on the number of units) and the second largest retailer of baked on-premises pretzels (based on the number of units) in the United States. In addition, Mrs. Fields is one of the most widely recognized and respected brand names in the premium cookie industry. Mrs. Fields' operates in two industry segments determined by revenue source: (1) company-owned stores and (2) franchised and licensed stores

BUSINESS STRATEGY. Our objective is to increase sales and profitability at our continuing company-owned and franchised stores by implementing the key elements of our long-term business strategy. By the end of fiscal 2000, we plan to close or franchise approximately 59 company-owned cookie stores and 23 company-owned pretzel stores that do not meet certain financial and geographical criteria established by management. The key elements of this business strategy are as follows:


o        Build the Mrs. Fields Brand in other Retail Venues
o        Grow concept and product licensing
o        Enhance Quality of Company-Owned Store Base
o        Improve Productivity of Continuing Company-Owned Stores
o        Capitalize on the Strong "Mrs. Fields" and "Pretzel Time" Brand Names
o        Develop the Great American Brand Name
o        Develop New Company-Owned and Franchised Stores
o        Pursue Further Strategic Acquisitions of Related Businesses
o        Perpetuate franchise growth in all core concepts

PRODUCT OFFERINGS. Our product offerings consist primarily of (1) fresh baked cookies, brownies, muffins, and other baked goods and (2) fresh baked sweet dough and "Bavarian" style pretzels. During fiscal year 1998, our revenue mix consisted of the following:

         Cookies and Brownies.............................................................56%.
         Pretzels.........................................................................21%
         Beverages........................................................................22%
         Other.............................................................................1%

     Baked products are made using only pure, high quality, vanilla, chocolate, raisins, nuts and other ingredients. To maintain product quality and consistency at both company-owned and franchised stores, Mrs. Fields and Original Cookie stores use centrally manufactured frozen dough, which is manufactured by outside suppliers according to our proprietary formulas. Great American stores use refrigerated batter that is shipped daily from our Atlanta production facility. Pretzel Time uses a dry mix batter that is shipped to the stores from selected distributors. All products must pass strict quality assurance and control steps at both the manufacturing plants and the stores.

         Mrs. Fields continually reviews its product mix in an effort to maximize its offerings and profitability. For example, new muffin flavors, bagels, croissants and a revitalized coffee program were introduced to enhance morning offerings, as cookies begin selling primarily after mid-day.

PRODUCT DEVELOPMENT. We maintain a product development department which continually creates and tests new products to attract new customers and revitalize the interest of current customers. Once a new product is identified, we develop prototypes to determine the initial formula. Once the product has been successfully produced, ingredient specifications, formulas, manufacturing processes, finished product specifications, shelf life, storage and distribution procedures are established. The new product is either immediately launched throughout the system, as in the case of seasonal items or simple line extensions, or test marketed in a limited number of stores. After a trial period to evaluate both consumer response and store operations' ability to handle the new product, it is fully commercialized, modified or discontinued.

     Our product development efforts for the cookie stores are currently focused on a fresh-baked, sugar-free cookie dough and other products, such as cheesecake brownies, reduced-fat cookies and seasonal items that are designed to capitalize on consumer trends and draw interest to Mrs. Fields' store locations. Development efforts for the pretzel stores include jalapeno, cinnamon raisin and garlic pretzels with a sweet dough base.

MARKETING AND ADVERTISING. Our in-house marketing department markets products emphasizing product sampling, local store marketing and brand name identification. We advertise at the store level, using the aroma of fresh-baked cookies and the attractive arrangement of finished products to create a store ambiance that is conducive to sales. We cultivate local customer loyalty by offering regular 20% discounts to employees in malls where stores are located and occasional other discounts. We historically have spent relatively little on paid advertising, relying mainly on in-store signage, promotions and the public relations of Debbi Fields, who makes store visits and local media appearances throughout the country and internationally for Mrs. Fields. In addition to posters and displays of products, we promote products by offering special packaging and selling other promotional items. We are currently working on developing catered corporate accounts for both company-owned and franchised stores and will be building awareness of products geared toward corporate accounts at the store level for the local market area and through catalogue sales. We also promote our products as gifts, particularly at holiday time.

STORE OPERATIONS

COOKIES. We operate and franchise 1,020 retail cookie stores: 580 under the Mrs. Fields brand, 120 under the Original Cookie brand, and 320 under the Great American brand. The Great American stores are concentrated in the southeastern and south central states and Mrs. Fields and Original Cookie stores are strongly represented in the western, midwestern and eastern states. There is little overlap between Mrs. Fields, Original Cookie and Great American stores with a dual presence in 31 malls. These stores offer over 50 different types of cookies, brownies and muffins, which are baked continuously and served fresh throughout the day.

         Management believes that Mrs. Fields and Great American have more well-recognized brand names than Original Cookie. As a result, we intend to continue selectively converting our Original Cookie stores to the Mrs. Fields and Great American brand stores. We will also test the success of converting selected Great American company-owned stores to Mrs. Fields brand stores. In addition, any Great American franchisee will have the option to convert its stores to Mrs. Fields brand franchise stores at its sole expense in areas where there is no overlap with existing Mrs. Fields brand franchise stores.

PRETZELS. We operate and franchise 518 retail pretzel stores: 233 under the Pretzel Time name, 77 under the Hot Sam name and 208 under the Pretzelmaker name. Pretzel Time and Pretzelmaker's primary product is an all natural, hand-rolled soft pretzel, freshly baked at each store location. The Hot Sam pretzel stores specialize in the Bavarian style pretzel. This product has declined in popularity in recent years as sweet dough pretzel sales have grown dramatically. We intend to continue selectively converting Hot Sam stores to Pretzel Time or Pretzelmaker stores, which we believe will result in an increase in net sales, comparable store sales and store contribution.

         The retail pretzel business has grown more quickly than the retail cookie business in recent years. We believe that the retail pretzel business has similar operating characteristics to the retail cookie business that will permit some co-branding of our products.

         Taking the impulse nature of our business into consideration, locational possibilities include any high pedestrian traffic areas, including second locations within malls, airport concourses, office building lobbies, hospitals, universities, stadiums, and supermarket foyers, with easy proximity to pedestrian traffic flow

CONFIGURATION. We have developed a number of retail configurations, which have wide application and adaptability to a variety of retail environments. In addition to the stores that have been designed for prime mall locations, we have developed other formats intended to extend its presence within and beyond mall locations.

         All of the retail store configurations are executed to include the same high-quality marketing, merchandising and design features which customers have come to expect from Mrs. Fields. The store designs are bright with high-profile trademark identity. All products are baked throughout the day on the premises with ovens located in full view of the customer to support the "fresh-baked" image. All cookie stores are uniformly designed in accordance with the Mrs. Fields, Original Cookie or Great American prototype. All pretzel stores are uniformly designed in accordance with the Pretzel Time or Pretzelmaker prototype. Mrs. Fields and its franchisees also operate cookie kiosks and carts in certain malls on a year-round basis. Through licensed locations, we also operate kiosks and carts at airports, universities, stadiums, hospitals and office building lobbies. Because of their small size, carts and other kiosks do not have baking equipment, and are supplied cookie products by a fully equipped store usually located in the same mall.

         Average store size based on square footage is as follows:

         Store Type                                       Average Square Footage
         Cookie Store                                       .........350 - 800
            Typical Company Owned Cookie Store              .........600 - 700
         Pretzel Store                                                     500
         Kiosks                                                      100 - 250
         Carts                                                       30 -   92

STORE BASE. As of January 2, 1999, Mrs. Fields' store portfolio consisted of 566 company-owned stores, 695 domestic franchised locations, 113 international franchised locations and 164 licensed locations. By product, the stores are distributed as follows:


                          Company-Owned
                                          To be         To be     Domestic    International
                           Continuing    Closed     Franchised   Franchised    Franchised    Licensed    Total
Mrs. Fields...............     135          5           7            187           82           164       580
Original Cookie..........      92          11           17           ---           ---          ---       120
Great American............     65          43           11           201           ---          ---       320
                               --          --           --           ---           ---          ---       ---

Cookie Subtotal...........     292         59           35           388           82           164      1,020
                               ---         --           --           ---           --           ---      -----

Pretzel Time..............     85           9          ---           139           ---          ---       233
Pretzelmaker..............      2           7          ---           168           31           ---       208
Hot Sam...................     58           7           12          ---            ---          ---        77
                               --           -           --          ----           ---          ---        --

Pretzel Subtotal..........     145         23           12           307           31           ---       518
                               ---         --           --           ---           --           ---       ---

Totals....................     437         82           47           695           113          164      1,538
                               ===         ==           ==           ===           ===          ===      =====

   As of January 2, 1999, our domestic stores were located in 48 states, Guam and Washington DC as follows:

                       Mrs. Fields' Original Cookies, Inc.
                              Store Geography List

                                                                                                      % of
                                               Company-                                              Retail
                   State                         Owned      Franchised     Licensed      Total       Outlets
                   -----                         -----      ----------     --------      -----       -------
California.................................        80             85           15          180        12.6%
Texas......................................        47             58            5          110         7.7%
Florida....................................        27             41           14           82         5.8%
New York...................................        39             22           16           77         5.4%
Ohio.......................................        53              9           11           73         5.1%
Illinois...................................        32             21           12           65         4.6%
Michigan...................................        33             14            3           50         3.5%
Georgia....................................        17             25            3           45         3.2%
Missouri...................................         6             34            1           41         2.9%
Colorado...................................         9             23            8           40         2.8%
Pennsylvania...............................        17             11           12           40         2.8%
Virginia...................................        20             17            3           40         2.8%
Arizona....................................        14             17            5           36         2.5%
Utah .....................................          7             26            1           34         2.4%
North Carolina.............................         7             23            3           33         2.3%
New Jersey.................................        11             13            7           31         2.2%
Indiana....................................        14             11            4           29         2.0%
Iowa......................................          4             24           --           28         2.0%
Tennessee..................................         4             21            3           28         2.0%
Washington.................................         9             15           --           24         1.7%
Louisiana..................................        12              9            2           23         1.6%
Maryland...................................        10              9            4           23         1.6%
Massachusetts..............................        11              7            5           23         1.6%
Wisconsin..................................        17              6           --           23         1.6%
Connecticut................................         7             10            5           22         1.5%
Alabama....................................        --             18            3           21         1.5%
Minnesota.................................          4             17           --           21         1.5%
South Carolina.............................        12              7            2           21         1.5%
Nevada....................................          3              7            7           17         1.2%
Kansas....................................          5              9            1           15         1.1%
Oklahoma..................................          5              6            2           13         0.9%
Kentucky..................................          3              8            1           12         0.8%
Nebraska...................................         5              7           --           12         0.8%
West Virginia..............................         4              7            1           12         0.8%
Oregon....................................          1              8           --            9         0.6%
Hawaii....................................          1              7           --            8         0.6%
Idaho.....................................          3              5           --            8         0.6%
Arkansas..................................          4              3           --            7         0.5%
North Dakota..............................         --              7           --            7         0.5%
New Hampshire.............................          1              6           --            7         0.5%
New Mexico................................          2              3            2            7         0.5%
South Dakota..............................          1              5           --            6         0.4%
Alaska....................................         --              2            3            5         0.4%
Mississippi...............................         --              4           --            4         0.3%
Delaware..................................          2              1           --            3         0.2%
Guam......................................         --              2           --            2         0.4%
Maine......................................         1              1           --            2         0.1%
Montana....................................        --              2           --            2         0.1%
Washington DC..............................        --              2           --            2         0.1%
Wyoming....................................         1             --           --            1         0.1%
                                                    -             --           --            -
     Subtotal                                     565            695          164        1,424       100.0%
International Locations                             1            113           --          114
                                                    -            ---           --          ---

     TOTAL                                        566            808          164        1,538
                                                  ===            ===          ===        =====



INGREDIENTS, SUPPLIES AND DISTRIBUTION

INGREDIENTS AND SUPPLIES. We rely primarily on outside suppliers and distributors for the ingredients used in our products as well as other items used in our stores. Mrs. Fields' stores receive frozen products, made according to our proprietary recipes, from our primary supplier, Pennant Food Corporation who currently supplies approximately 98% of Mrs. Fields and Original Cookie frozen bakery product. The majority of our Hot Sam stores receive frozen pretzel dough from J&J Foods, Inc. Pennant and J&J use stringent quality controls in testing ingredients and manufacturing, and products are not released for distribution unless they pass all quality control steps, including an evaluation of the finished baked product. Pennant's contract for making frozen products for Mrs. Fields is renewable every three years. We have identified alternative suppliers for frozen dough at Mrs. Fields, Original Cookie and Hot Sam.

         Pretzel Time stores buy a proprietary dry mix from selected distributors and mix and bake pretzels at individual stores. Franchisees buy from various distributors. Pretzelmaker receives frozen pretzel dough from two separate suppliers.

         Great American stores receive "ready to bake" refrigerated batter from our batter facility in Atlanta, which we acquired in the Great American acquisition. The batter, which has a shelf life of about 90 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped.

         Most supplies other than dough (such as beverages and paper products) are ordered from distributors by either Mrs. Fields or the franchisee and are directly shipped to the store. We sell exclusively Coca Cola soft drinks in our stores under an agreement with Coca-Cola USA Fountain.

DISTRIBUTION. Regional distributors handle distribution of perishable and non-perishable items to Mrs. Fields and Original Cookie stores weekly. The regional distributors own and maintain all of the inventory, but are authorized to purchase inventory items only from authorized vendors at prices that have been negotiated by Mrs. Fields. Hot Sam and Pretzelmaker distribute perishable and non-perishable items weekly to stores through selected distribution companies. Great American stores receive batter from the Atlanta batter facility by refrigerated common carrier and Pretzel Time and Pretzelmaker franchisees receive items from a variety of distributors. We ship equipment related items, including smallwares equipment and oven parts, directly from public warehouses.


STORE MANAGEMENT

MANAGEMENT STRUCTURE. We monitor all company-owned and franchised stores with a regionally based staff of regional sales managers. District sales managers are responsible for monitoring all cookie and pretzel stores in their territory. Each regional sales manager is responsible for overseeing approximately 30 company-owned or franchised cookie and pretzel stores within his or her region and reports to one of the four regional vice-presidents of store operations. The field staff is also responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control. Each store has an on-site management team consisting of a manager and an assistant manager. The store manager is responsible for hiring, training and motivating store personnel.

MANAGEMENT INCENTIVES. Each manager of a company-owned store is eligible for salary increases and bonuses based upon the performance of his or her store, including sales, profits and store appearance. We believe that our incentive and other programs for management have achieved a strong retention rate for managers, 72% of Mrs. Fields' regional sales managers have been with Mrs. Fields for at least four years (67% for over five years), and 51% of Mrs. Fields' store managers have been with Mrs. Fields for at least four years (40% for over five years).

TRAINING. We believe store managers are a critical component in creating an effective retail environment, and accordingly have developed ongoing programs to improve the quality and effectiveness of our store managers and to increase retention rates. New store managers are required to attend a two-week training program at our Salt Lake City training facility and ongoing training courses in new products, standards, and procedures are available throughout the year to all our personnel. New franchisees and store managers of Great American are required to attend a one-week training program at Great American's Atlanta training facility, known as "Cookie University." In addition, training courses are available throughout the year to all Great American and franchisee personnel.


FRANCHISE OPERATIONS

         In accordance with our business strategy, we have been selling, and expect to continue to sell, selected company-owned stores to franchisees to reduce costs, increase profitability and provide for liquidity and development of additional stores in the future. We are also actively seeking to franchise new stores.

COOKIES. Each franchisee pays Mrs. Fields an initial licensing fee of $25,000 per Mrs. Fields and Great American store location and is responsible for funding the building-out of the new store and purchasing initial dough inventory and supplies, at a total cost of approximately $200,000 and $164,000, respectively (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. Mrs. Fields also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a Mrs. Fields franchisee pays royalty fees to us of 6% of the franchised store's annual gross sales, and a marketing fee of 1% of annual gross sales. Great American franchisees pay royalty fees of 7% of the franchised store's annual gross sales. We do not currently anticipate franchising Original Cookie stores.

         Franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among our franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. The majority of our franchisees own one store. As of January 2, 1999, the 22 largest Mrs. Fields franchisees operated 164 stores, and the largest Mrs. Fields franchisee operated 14 stores.

PRETZELS. Each franchisee pays Pretzel Time an initial licensing fee of $25,000 per new Pretzel Time store location and is responsible for funding the building-out of the new store and supplies, at a total cost of approximately $190,000 to $240,000 (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. Pretzel Time also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a franchisee pays royalty fees to Pretzel Time of 7% of the franchised store's annual gross sales, and a marketing fee of 1% of annual gross sales.

         Each Pretzelmaker franchisee pays an initial licensing fee of $20,000 per store location and is responsible for funding the building-out of the new store and supplies, at a total cost of approximately $90,000 to $208,000 (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. After a store is set up, a franchisee pays royalty fees of 5% of the franchised store's annual gross sales, and a marketing fee of 1 1/2% of annual gross sales.
We do not franchise Hot Sam stores.

FRANCHISEE RECRUITING AND TRAINING. We have been successful in recruiting franchisees and completing franchise transactions and believe we will continue to realize significant cash flow from franchising by (1) emphasizing the use of proprietary dough that minimizes product quality issues and ensures a consistent product across all outlets, (2) frequent quality, service and cleanliness evaluations of franchised stores by operations support staff and (3) initial and continuing training of franchisees to improve their financial and retail sales skills.

         We believe our franchisees are a critical component in creating an effective retail environment, and accordingly make our ongoing training programs available to franchisees to improve their quality and effectiveness. Franchisees are required to attend a two-week training program at our Salt Lake City or Atlanta training facilities and ongoing training courses in new products, standards, and procedures are available throughout the year to all franchisee personnel.

LICENSING

         In the past few years, we have utilized a "branding" strategy which has capitalized on the highly-recognized Mrs. Fields brand to build traffic, expand sales, improve market share, and to increase profits through cultivating alternative channels of distribution. The following is A list of branding options, with examples of current licensees within Mrs. Fields' system:

CONCEPT LICENSING. We have developed a licensing program for non-mall retail outlets that enables us to enter difficult-to-reach markets and facilitate brand exposure through "presence" and "prestige" marketing. Our licensees duplicate the Mrs. Fields store concept and purchase dough from our various distributors. Several of these licensees are contract management companies that manage and operate food service in host locations. Our licensees and their respective distribution channels include Host Marriott (airports and travel plazas), ARAMark (stadiums and convention centers) and Holiday Inn Worldwide (hotels).

RETAIL LICENSING. We plan to capitalize on our brand awareness and the perception of quality among consumers to expand the product line to include products sold in other retail environments, including refrigerated dough, dry-mix and non-food products, and other applications outside the original scope of our retail cookie store concept. A current example is Legacy Brands, which has the exclusive North American rights to retail frozen dough and offers Mrs. Fields cookies throughout the supermarket industry. Another licensee is Wham-O, Inc., which has a license to market the Mrs. Fields Baking Oven for children sold in most toy stores and through mass merchandisers.

SUPPLY LICENSING. We currently have an agreement with United Airlines under which our mail order division sells cookies to the airlines and allows the airlines to promote the Mrs. Fields brand and products to its first-class customers. We are pursuing similar relationships to compete with other manufacturers' brands selling in this channel of business.

MAIL ORDER BUSINESS

         Our mail order division markets a variety of fresh-baked and other gift items through its mail order gift catalogue using toll free telephone numbers, including "1-800-COOKIES." We believe that there is significant potential in the mail order business and are developing this division by targeting both corporate customers and individuals with a history of purchases at Mrs. Fields stores. The mail order division had $5.2 million in revenues in fiscal year 1998 representing an increase of approximately 35.5% over sales for fiscal year 1997.

TRADEMARKS

         We are the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. We are a party to disputes with respect to trademarks none of which, in the opinion of management of Mrs. Fields, is material to Mrs. Fields' business, financial condition or results of operations.

COMPETITION

         We compete for both leasing opportunities and customers with other cookie and pretzel retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, yogurt, ice cream, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater resources than those of Mrs. Fields. We compete with these retailers on the basis of price, quality, location and service. We face competition from a wide variety of sources, including such companies as Cinnabon, Inc., TCBY Yogurt Inc., Auntie Anne's Soft Pretzels and Baskin-Robbins 31 Flavors.

EMPLOYEES

         As of January 2, 1999, we had approximately 6,614 employees in company-owned stores, of whom approximately 943 were store managers and assistant store managers, 58 were full-time sales assistants and 5,613 were part-time sales assistants. Our typical store employs 5 to 13 employees. During the period from November through February, we may hire as many as 750 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

         Many of our employees are paid hourly rates based upon the federal minimum wage. As of January 2, 1999, 1,636 of our 6,614 employees in company-owned stores earned the federal minimum wage. Minimum wage increases are expected to negatively impact our labor costs, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases.

SEASONALITY

         Our sales and profitability in both the cookie business and the pretzel business are subject to seasonal fluctuation and are traditionally higher during the Thanksgiving and Christmas holiday seasons and other gift-giving holidays due to increased mall traffic and holiday gift purchases.

MANAGEMENT INFORMATION SYSTEMS

         We have made a substantial investment in developing a customized, sophisticated point-of-sale management information system, which gathers information transmitted daily to corporate headquarters from most of the Mrs. Fields brand continuing company-owned stores. The system tracks sales from the point of purchase through a central mid-range computer to store, district and corporate management, allowing management to track performance data and react quickly to developments at the store level. We are upgrading our back-office system to a Windows NT environment and are currently upgrading all our stores to Pentium 333 machines. Completion of the upgrades is targeted for August 1999.

         We have assessed the Year 2000 issue and determined that all internal information technology systems including financial software, corporate networks, the AS400 system and all other systems are Year 2000 compliant with the exception of: (1) systems used for collecting and communicating sales data from retail locations, and (2) internally developed plant production and distribution software. This assessment was based primarily on independent, third party verification from our information technology vendors and suppliers.

         We are currently replacing our sales collection systems with software and hardware that is Year 2000 compliant. Programming and development of the software is complete and has been installed in approximately 10% of our stores. We project installation will be complete by August 1999. The estimated cost of this project is $1.9 million and includes software development and new store computers and is included in the Mrs. Fields' 1999 budget. Funding for this project is being provided by internal cash flow and by a lease finance company.

         Upgrades of the plant production and distribution software will take place in the first and second quarters of 1999 at an estimated cost of $10,000. To date, approximately 50% of the upgrades have been implemented, we are confident that this timetable will be met. No information technology projects have been deferred as a result of our Year 2000 efforts.

         We are neither dependent on the proper operation of the sales collection systems nor the plant production and distribution software to run the day-to-day operations of the business. Therefore, failure or malfunction of these systems due to untimely or incomplete remediation would not have a material adverse effect on Mrs. Fields' results of operations.

         We are in the process of assessing Year 2000 issues with respect to our significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to Mrs. Fields. Failure of our key suppliers to remedy their own Year 2000 issues could delay shipments of essential products, thereby disrupting our operations. Furthermore, we rely on various service providers, such as utility and telecommunication service companies, which are beyond our control. This assessment is approximately 60% complete with final completion anticipated by the second quarter of 1999. Based upon the results of the assessment to date, we are not aware of any Year 2000 issues relating to our significant vendors, financial institutions or our non-information technology systems.

         We do not have a contingency plan in place to address untimely or incomplete remediation of Year 2000 issues, but we intend to develop such a plan during the first half of 1999. These contingency plans are expected to address issues related to significant vendors and financial institutions.

GOVERNMENT REGULATION

         Mrs. Fields' stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

Item 2.   Properties

         As of January 2, 1999, Mrs. Fields leased 997 retail stores, of which 391 were subleased to franchisees under terms which cover all obligations of Mrs. Fields thereunder. Under its franchise agreements, Mrs. Fields has certain rights to gain control of a retail site in the event of default under the lease or the franchise agreement. Most of Mrs. Fields' operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents which generally range from 8% to 10% of net retail store sales in excess of stipulated amounts.

         Mrs. Fields currently leases approximately 50,000 square feet of office space in Salt Lake City, Utah for its corporate headquarters, product development, training and mail order operations. Mrs. Fields also owns a 40,000 square foot batter facility in Atlanta, Georgia. Substantially all of the equipment used in company-owned retail outlets, the batter facility and the corporate headquarters are owned by Mrs. Fields.


Item 3.   Legal Proceedings

         In the ordinary course of business, Mrs. Fields is involved in routine litigation, including franchise disputes and trademark disputes. Mrs. Fields is not a party to any legal proceedings which, in the opinion of management of Mrs. Fields, after consultation with legal counsel, is material to its business, financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     Part II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         Market Information and Number of Stockholders. Mrs. Fields' Original Cookies, Inc. is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). There is no established trading market for Mrs. Fields or Mrs. Fields' Holding's common stock.

         Dividends. For the period from inception (September 18, 1996) to December 28, 1996, and for the fiscal years ended January 3, 1998 and January 2, 1999, Mrs. Fields did not declare or pay cash dividends. Mrs. Fields has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.


Item 6. Selected Financial Data

     The following table presents historical financial data for Mrs. Fields' Original Cookies, Inc. and subsidiaries and its predecessors; namely, Mrs. Fields Inc. and subsidiaries, The Original Cookie Company, Incorporated and the pretzel business of Hot Sam, Inc. as of the dates and for the periods indicated. The results of operations for the periods December 31, 1995 through September 17, 1996 and September 18, 1996 through December 28, 1996 are not indicative of the results for the full fiscal year. The selected historical financial data has been derived from the audited financial statements of Mrs. Fields and its predecessors. Due to the acquisitions of the net assets of Mrs. Fields Inc., Original Cookie and Hot Sam on September 17, 1996, the financial data is not comparable for all periods. However, in order for the presentations to be meaningful for the periods presented, certain statement of operations information for the predecessors has been reclassified to be consistent with the Mrs. Fields historical financial statement presentation. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes to it, contained elsewhere in this Form 10-K.


                                                                    Predecessors
                                                                                    The Original Cookie
                                                                                   Company, Incorporated
                                                                             and the Carved-out Portion of Hot
                                                Mrs. Fields Inc. and           Sam Company, Inc. (Combined)(1)
                                                 Subsidiaries(1)
                                                                  December                            December
                                                                  31, 1995                            31, 1995
                                           52 Weeks Ended(2)       through      52 Weeks Ended(2)      through
                                          December    December    September    December    December   September
                                         31, 1994    30, 1995   17,1996(2)     31, 1994   30, 1995   17,1996(2)
                                         ----------  ---------- ------------   ---------  ---------- ----------
Statement of Operations Data:                                     (Dollars in thousands)

Net store and food sales............... $    87,863 $   59,956 $     31,115  $    89,648   $ 85,581   $ 54,366
Net store contribution(3)..............       8,083      6,591        3,747       13,912     13,063      5,854
Franchising and licensing, net........        7,241      5,993        3,836          --         --         --
General and administrative expenses....      16,379     15,612        8,984       12,546      9,216      7,538
Income (loss) from operations..........      (1,691)    (3,526)      (1,742)        (750)     2,435     (2,772)
Net loss...............................      (5,320)    (2,368)      (2,304)      (5,355)    (2,096)    (5,645)
Other Data:
Interest expense.......................       2,155         51           80        4,381      4,356      2,895
Total depreciation and amortization....       4,415      3,525        1,911        7,423      6,902      4,937
Capital expenditures...................       4,895      4,146        1,054        3,779        568      1,200
Store contribution for stores in the
process of                              $       319  $    (802) $      (695)  $     (542)  $ (1,542)  $ (1,751)
  being closed or franchised(3)........
Ratio of earnings to fixed charges(4).          --         --            --           --         --         --
Balance Sheet Data:
Working capital (deficit).............. $    (1,067) $  (3,114) $   (21,704)  $      (46)  $     128   $ (3,640)
Total assets...........................      30,128     23,033        19,144       74,490     66,282     59,024
Debt and capital lease obligations,
including                                    22,850     21,226        21,224       36,956     32,357     30,977
  current portion......................
Total stockholders' equity (deficit)...     (25,419)   (28,017)      (30,318)      24,684     22,588     16,943




                                                                                     Mrs. Fields(1)
                                                                  September 18,    53 Weeks      52 Weeks
                                                                   1996 through     Ended         Ended
                                                                  December 28,   January 3,     January 2,
                                                                    1996(2)        1998(2)       1999(2)
                                                                    ---------      --------      -------
                                                                            (Dollars in thousands)
Statement of Operations Data:
Net store and food sales.......................................  $       40,849   $  127,845   $  140,235
Net store contribution(3)......................................           9,707       25,044       20,166
Franchising and licensing, net.................................           1,267        6,563       14,001
General and administrative expenses............................           4,035       16,192       19,017
Store closure provision........................................             --           538        7,303
Income (loss) from operations..................................           5,649        8,415       (5,389)
Net income (loss)..............................................           1,961         (974)     (19,143)
Other Data:
Interest expense...............................................           1,867        7,830       13,197
Total depreciation and amortization............................           2,344       10,403       19,820
Capital expenditures...........................................           1,638        4,678        8,235
Store contribution for stores in the process of being closed or  $          513   $   (1,798) $    (2,054)
franchised(3)..................................................
Ratio of earnings to fixed charges(4)..........................            2.85x        --           --
Balance Sheet Data:
Working capital (deficit)......................................  $       (2,889) $    13,133   $  (12,727)
Total assets...................................................         110,055      149,684      231,906
Mandatorily redeemable cumulative preferred stock of subsidiaries         3,597          902        1,261
 .
Debt and capital lease obligations, including current portion.           67,563      101,081      150,989
Total stockholder's equity.....................................          16,961       30,765       40,678




(1) On September 17, 1996, Mrs. Fields completed the acquisitions of substantially all of the assets and assumed certain liabilities of the predecessors. As a result of purchase accounting adjustments related to the acquisitions, the Mrs. Fields financial statements are not directly comparable to the predecessors' financial statements.
(2) Mrs. Fields and its predecessors operate using a 52/53-week year ending near December 31.
(3) Store contribution is determined by subtracting all store operating expenses including depreciation from net store sales. Management uses store contribution information to measure operating performance at the store level. Store contribution for stores in the process of being closed or franchised as a separate caption is not in accordance with generally accepted accounting principles. Store contribution may not be comparable to other similarly titled measures.
(4) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (whether paid or accrued and net of debt premium amortization), including the amortization of debt issuance costs and original issue discount, noncash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with capital lease obligations, letter of credit commissions, fees or discounts and the product of all dividends and accretion on mandatorily redeemable cumulative preferred stock multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the current combined federal, state and local statutory tax rate. For fiscal years 1994 and 1995 and the period December 31, 1995 through September 17, 1996, Mrs. Fields Inc. and subsidiaries' earnings were insufficient to cover fixed charges by $5,129,000, $2,127,000 and $2,099,000, respectively. For fiscal years 1994 and 1995 and the period December 31, 1995 through September 17, 1996, Original Cookie and Hot Sam (combined) earnings were insufficient to cover fixed charges by $5,131,000, $1,833,000 and $5,645,000, respectively. For the 53 weeks ended January 3, 1998, and the 52 weeks ended January 2, 1999, Mrs. Fields' earnings were insufficient to cover fixed charges by $319,000 and $18,827,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     In 1996, an investor group led by Capricorn Investors II, L.P. formed Mrs. Fields' Original Cookies, Inc. and The Mrs. Fields' Brand, Inc. as subsidiaries of Mrs. Fields' Holding Company, Inc.

     On September 17, 1996, Mrs. Fields initiated operations when it purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields Inc. and subsidiaries, The Original Cookie Company, Incorporated and the pretzel business of Hot Sam Company, Inc.

     Mrs. Fields set out to increase sales and profitability of its cookie and pretzel operations by implementing key elements of its business plan coupled with strategic acquisitions. A key element of the business plan is closing or franchising certain company-owned stores that do not meet specific financial and geographical criteria established by management. Implementation of this element of the business plan is expected to result in enhanced operating margins as these stores are franchised or closed. In some of our tables we refer to stores not planned to be franchised or closed as "core" stores, meaning continuing company-owned stores. Continuing company-owned stores will be operated by Mrs. Fields into the foreseeable future. As a result of converting certain stores to franchises, royalty revenues are expected to increase and net store sales and overhead expenses associated with operating those stores are expected to be reduced.

         As Mrs. Fields exits stores it has identified for closure through closing or franchising, results from operations are expected to improve on both a short-term and long-term basis. With respect to these specific stores both ongoing operating losses and negative cash flows are expected to cease.

         Cash payments to landlords for early lease termination costs negatively impact our immediate liquidity position. However, our overall financial position is expected to be strengthened over time as cash flows from operating activities increase. As cash is used to fund the store closure plans, corresponding store closure reserves are reduced which has a neutral impact on working capital and financial position. Should Mrs. Fields' cost estimates for exiting the remaining stores not prove sufficient, it would have a negative impact on both liquidity and results of operations.

     Mrs. Fields believes that it has sufficient liquidity to complete its store closure plans. A complete analysis of Mrs. Fields' store closure plans are included in Note 5 to the Consolidated Financial Statements.

     Mrs. Fields is pursuing growth in both its cookie and pretzel businesses through strategic acquisitions. Management expects that significant operating synergies, expense leveraging and geographic market share can be achieved through targeted acquisitions. On July 25, 1997, a subsidiary of Mrs. Fields' Holding, Mrs. Fields' Pretzel Concepts, Inc., acquired substantially all of the assets and assumed certain liabilities of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc. On September 2, 1997, Mrs. Fields' Holding acquired 56% of the common stock of Pretzel Time, the franchisor of the Pretzel Time concept.

     On November 26, 1997, Mrs. Fields received as a contribution from Mrs. Fields' Holding all of the common stock of The Mrs. Fields' Brand, Inc., the business of Mrs. Fields' Pretzel Concepts and 56% of the shares of common stock of Pretzel Time. On January 2, 1998 and June 12, 1998, Mrs. Fields acquired an additional 4% and 10%, respectively, of Pretzel Time common stock, bringing its total ownership to 70%. On December 9, 1998, Mrs. Fields purchased three percent of Pretzel Time common stock for $0.5 million in cash and on December 30, 1998 Mrs. Fields completed the acquisition of the remaining outstanding common stock of Pretzel Time under a stock purchase agreement, for a purchase price of approximately $4.7 million.

     On August 24, 1998, Mrs. Fields acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, the parent company of Great American Cookie Company, Inc., for a total purchase price of $18.4 million. Mrs. Fields also retired approximately $38.9 million of outstanding Great American notes. Concurrently, Cookies USA was merged with and into Mrs. Fields, at which time Great American became a wholly owned subsidiary of Mrs. Fields. At the same time Mrs. Fields also purchased the stock of two Great American franchisees, Deblan Corporation and Chocolate Chip Cookies of Texas, Inc., together owning and operating 29 Great American franchised stores, for total consideration of $14.4 million. Deblan and Chocolate Chip were merged with and into Great
American at that time. On September 9, 1998, Mrs. Fields acquired eight Great American franchise stores (Karp) from a Great American franchisee, for a purchase price of $1.9 million.

     On October 5, 1998, Mrs. Fields purchased all of the retail cookie and related business and operations of eleven Great American franchise stores (Cookie Conglomerate) from a Great American franchisee for a total purchase price of $2.8 million.

     On November 19, 1998, Mrs. Fields, under a stock purchase agreement among Pretzelmaker Holdings, Inc., holders of all outstanding capital stock of Pretzelmaker, and Mrs. Fields, acquired all of the outstanding capital stock of Pretzelmaker for $5.4 million and assumed liabilities of $1.6 million related to severance payments in lieu of outstanding stock options and other liabilities.


YEAR 2000

     Management has assessed the Year 2000 issue and has determined that all internal information technology systems including financial software, corporate networks, the AS400 system and all other systems are Year 2000 compliant with the exception of:

          (1) systems used for collecting and communicating sales data from retail locations, and

          (2) internally developed plant production and distribution software.

     This   assessment   was  based   primarily  on   independent,   third-party
verification from our vendors and suppliers.

     We are currently replacing our sales collection systems with software and hardware that is Year 2000 compliant. Programming and development of the software is complete and has been installed in approximately 20% of our stores. We project installation will be complete by August 1999. The estimated cost of this project is $1.9 million and includes software development and new store computers and registers. The costs to complete this project are included in Mrs. Fields' 1999 budget. Funding for this project is being provided by internal cash flow and by a lease finance company.

     Upgrades of the plant production and distribution software will take place in the first and second quarters of 1999 at an estimated cost of $10,000. To date, approximately 50% of the upgrades have been implemented. We are confident that this time table will be met. No information technology projects have been deferred as a result of our Year 2000 efforts.

     We are neither dependent on the proper operation of the sales collection systems nor the plant production and distribution software to run the day-to-day operations of the business. Therefore, failure or malfunction of these systems due to untimely or incomplete remediation would not have a material adverse effect on our results of operations.

     We are in the process of assessing Year 2000 issues with respect to our significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to us. Failure of our key suppliers to remedy their own Year 2000 issues could delay shipments of essential products, thereby disrupting our operations. Furthermore, we rely on various service providers, such as utility and telecommunication service companies, which are beyond our control. This assessment is approximately 60% complete with final completion anticipated by the end of the second quarter of 1999. Based upon the results of the assessment to date, we are not aware of any Year 2000 issues relating to our significant vendors, financial institutions or our non-information technology systems.

     We do not have a contingency plan in place to address untimely or incomplete remediation of Year 2000 issues, but we intend to develop such plans during the first half of 1999. These contingency plans are expected to address issues related to significant vendors and financial institutions.


RESULTS OF OPERATIONS OF MRS. FIELDS AND ITS PREDECESSORS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and its predecessors expressed in thousands of dollars and percentage changes from period to period. Annual data in the table reflects the combined results of the predecessors (for the period December 31, 1995 through September 17, 1996) and Mrs. Fields (for the period September 18, 1996 through December 28, 1996) and the consolidated results of Mrs. Fields for the 53 weeks ended January 3, 1998 ("fiscal year 1997") and for the 52 weeks ended January 2, 1999 ("fiscal year 1998"). In order for the presentations to be comparable, certain historical financial statement information for the predecessors has been reclassified to be consistent with the Mrs. Fields historical financial statement presentation.

                                                                      For the 53     % of                    % of
                                                         For the 52     Weeks       Change     For the 52   Change
                                                        Weeks Ended     Ended        from     Weeks Ended    from
                                                        December 28,  January 3,   1996 to     January 2,   1997 to
                                                           1996          1998        1997        1999        1998
                                                       ------------- -----------   --------    ----------- ------
STATEMENT OF OPERATIONS DATA:                                              (dollars in thousands)
Revenues:
  Net store and food sales............................  $   126,330  $  127,845         1.2%      $140,235     9.7%
  Franchising, net....................................        3,447       4,535        31.6         12,464   174.8
  Licensing, net......................................        1,656       2,028        22.5          1,537   (24.2)
                                                        -----------  ----------              -------------
    Total revenues....................................      131,433     134,408         2.3        154,236    14.8
Operating costs and expenses:
  Selling and store occupancy costs...................       69,209      66,832        (3.4)        75,003   12.2
  Cost of sales.......................................       31,340      32,028         2.2         38,482    20.2
  General and administrative expenses.................       20,557      16,192       (21.2)        19,017    17.4
  Store closure provision.............................          ---         538        ---           7,303  1257.4
  Depreciation and amortization.......................        9,192      10,403        13.2         19,820   90.5
                                                        -----------  ----------              -------------
    Total operating costs and expenses................      130,298     125,993        (3.3)       159,625    26.7
Interest expense......................................       (4,842)     (7,830)       61.7        (13,197)   68.5
Interest income.......................................          141         246        74.4            623   153.3
Other income (expense)................................       (2,422)     (1,805)      (25.5)        (1,180)  (34.6)
                                                        ------------ -----------             --------------
Net loss..............................................  $    (5,988) $     (974)      (83.7)%     $(19,143) 1865.4%
                                                        ============ ===========             ==============
SUPPLEMENTAL INFORMATION:
CONTINUING COMPANY-OWNED STORES:
  Net store and food sales............................  $    95,635  $  108,174        13.1% $       122,713  13.4%
                                                        -----------  ----------              ----------------
Operating costs and expenses:
  Selling and store occupancy costs...................       44,963      50,858        13.1         60,900    19.7
  Cost of sales.......................................       24,499      26,578         8.5         33,621    26.5
  Depreciation and amortization.......................        4,932       3,896       (21.0)         5,972    53.3
                                                        -----------  ----------              -------------
    Total operating costs and expenses................       74,394      81,332         9.3        100,493    23.6
                                                        -----------  ----------              -------------
Continuing company-owned store contribution...........  $    21,241  $   26,842        26.4% $      22,220   (17.2)%
                                                        ===========  ===========             =============
STORES IN THE PROCESS OF BEING CLOSED OR FRANCHISED:
Net store  and food sales.............................  $    30,695  $    19,671      (35.9)%$      17,522   (10.9)%
                                                        -----------  -----------             -------------
Operating costs and expenses:
  Selling and store occupancy costs...................       24,246      15,974       (34.1)        14,103   (11.7)
  Cost of sales.......................................        6,841       5,450       (20.3)         4,861   (10.8)
  Depreciation and amortization.......................        1,541          45       (97.1)           612  1260.0
                                                        -----------  ----------              -------------
    Total operating costs and expenses................       32,628      21,469       (34.2)        19,576    (8.8)
Stores in the process of being closed or franchised loss $   (1,933) $   (1,798)       (7.0) $      (2,054)   14.2%
                                                        =========== ===========             =============

52 Weeks Ended January 2, 1999 Compared to the 53 Weeks Ended January 3, 1998

   Company-owned and Franchised or Licensed Store Activity

     As of January 2, 1999, there were 566 company-owned stores and 972 franchised or licensed stores in operation. The store activity for the 53 weeks ended January 3, 1998 ("fiscal 1997") and the 52 weeks ended January 2, 1999 ("fiscal 1998") is summarized as follows:


                                                                      Fiscal 1997              Fiscal 1998
                                                                 ----------------------   ----------------------
                                                                   Company-  Franchised   Company-    Franchised
                                                                    owned   or Licensed     Owned    or Licensed
Stores open as of the beginning of the fiscal year.............       482        418          481         553
Stores opened (including relocations and acquisitions).........        86        217          128         504
Stores closed (including relocations)..........................        (7)       (89)         (20)        (78)
Non-continuing company-owned (exit plan) stores closed
   (September 18, 1996 forward)................................       (73)        --          (30)         --
Stores sold to franchisees.....................................        (3)         3          (11)         11
Non-continuing company-owned (exit plan) stores franchised
   (September 18, 1996 forward)................................        (9)         9          (15)         15
Stores acquired from franchisees...............................         5         (5)          33         (33)
                                                               ---------- -----------  ----------  -----------
Stores open as of the end of the fiscal year...................       481        553          566         972
                                                               ========== ==========   ==========  ==========


   REVENUES

     NET STORE AND FOOD SALES. Total net store and food sales, which includes sales from stores and the mail order facility, increased $12,390,000, or 9.7%, from $127,845,000 to $140,235,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998.

     Net store sales from continuing company-owned stores and mail order increased $14,539,000, or 13.4%, from $108,174,000 to $122,713,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increase in net store sales from continuing company-owned stores was primarily attributable to:

          (1) the operation of 85 Pretzel Time continuing company-owned stores acquired in connection with the acquisition of H&M and Pretzel Time in July 1997,

          (2) the operation of 65 Great American stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip, and Karp in August and September 1998,

          (3) a 35.5% increase in mail order sales.

     This increase in net store sales from continuing company-owned stores was offset in part by the negative effect of a calendar shift. Mrs. Fields' year end was December 28 in 1996 and January 3, 1998 in 1997. As a result, the New Year's holiday week fell in the first quarter of fiscal 1997 and again in the fourth quarter of fiscal 1997. The first quarter of 1998 did not benefit from the New Year's holiday sales.

     The increase in net store sales was also offset in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide continuing company-owned store sales were down 1.8% during the 52 weeks ended January 2, 1999 compared to the same period in fiscal 1997. Additionally, there were only 52 weeks in fiscal 1998 compared to 53 weeks in fiscal 1997.

     Net store sales from stores in the process of being closed or franchised decreased $2,149,000, or 10.9%, from $19,671,000 to $17,522,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This decrease results from closing or franchising 45 stores during the 52 weeks ended January 2, 1999 and the effect of closing or franchising 82 stores during the 53 weeks ended January 3, 1998.

     FRANCHISING REVENUES. Franchising revenues increased $7,929,000, or 174.8%, from $4,535,000 to $12,464,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the acquisition of H&M and Pretzel Time in 1997, the 211 Great American franchised stores obtained in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and the 199 Pretzelmaker franchised stores acquired in November 1998.

     LICENSING REVENUES. Licensing revenues decreased $491,000, or 24.2%, from $2,028,000 to $1,537,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The decrease in licensing revenues was primarily attributable to reduced concept licensing royalties.

     TOTAL REVENUES. Total revenues increased by $19,828,000, or 14.8%, from $134,408,000 to $154,236,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998 due to the reasons discussed above.


   OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $8,171,000, or 12.2%, from $66,832,000 to $75,003,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998.

     Selling and store occupancy costs for continuing company-owned stores increased by $10,042,000, or 19.7%, from $50,858,000 to $60,900,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. Within this overall increase, selling expenses for continuing company-owned stores increased by $4,836,000, or 21.9%, from $22,094,000 to $26,930,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increase in selling expenses was primarily attributable to the 85 Pretzel Time continuing company-owned stores acquired in connection with the acquisitions of H&M and Pretzel Time in 1997, the 65 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, the 2 Pretzelmaker stores acquired in November 1998, and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs for continuing company-owned stores increased $5,206,000, or 18.1%, from $28,764,000 to $33,970,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increase in store occupancy costs was primarily attributable to the increase in the number of stores discussed above, Mrs. Fields' reacquiring 33 continuing company-owned stores from franchisees during the 52 weeks ended January 2, 1999, rent escalations in existing leases and lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $1,871,000, or 11.7%, from $15,974,000 to $14,103,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This decrease was primarily the result of closing or franchising 45 stores during the 52 weeks ended January 2, 1999 and the effect of closing or franchising 82 stores during the 53 weeks ended January 3, 1998.

     COST OF SALES. Total cost of sales increased $6,454,000, or 20.2%, from $32,028,000 to $38,482,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998.

     Cost of sales for continuing company-owned stores increased $7,043,000, or 26.5%, from $26,578,000 to $33,621,000 for the 52 weeks ended January 2, 1999.
This increase was primarily the result of the addition of 85 Pretzel Time continuing company-owned stores in July 1997, 65 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and 2 Pretzelmaker stores acquired in November 1998. Cost of sales also increased due to the addition of the Great American batter facility in August 1998 which produces batter for the Great American stores, food costs associated with increased mail order sales and the increasing cost of butter. Butter is one of the main ingredients in a variety of our products and is a condiment for other products. The price of butter has increased from $0.78/lb. at the beginning of fiscal 1997 to a peak of $2.92/lb. in September 1998. Additionally, distribution costs increased during the 52 weeks ended January 2, 1999 as Mrs. Fields' changed distributors to improve product availability and the reliability of service to the stores.

     Cost of sales for stores in the process of being closed or franchised decreased $589,000, or 10.8%, from $5,450,000 to $4,861,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This decrease was primarily the result of closing or franchising 45 stores during the 52 weeks ended January 2, 1999 and the effect of closing or franchising 82 stores during the 53 weeks ended January 3, 1998.

     GENERAL AND ADMINISTRATIVE Expenses. General and administrative expenses increased $2,825,000, or 17.4%, from $16,192,000 to $19,017,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increase in general and administrative expenses was primarily attributable to the acquisitions of H&M and Pretzel Time in 1997, the acquisitions of Great American, Deblan, Chocolate Chip, Karp and Pretzelmaker in 1998.

     STORE CLOSURE PROVISION. During the fourth quarter of 1998, management reassessed its strategy with respect to acceptable levels of contribution from certain existing stores. This resulted in management setting out a plan to close or franchise 54 existing stores. The Company recorded an additional $7,303,000 in store closure reserves to cover early lease termination costs. Management believes that the level of store closure reserves is adequate to provide for all closure costs for these stores.

     DEPRECIATION AND AMORTIZATION EXPENSE. Total depreciation and amortization expense increased by $9,417,000, or 90.5%, from $10,403,000 to $19,820,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This increase was primarily attributable to increased goodwill amortization from the acquisitions of H&M and Pretzel Time in fiscal 1997 and the acquisitions of Great American, Deblan, Chocolate Chip and Pretzelmaker in fiscal 1998.

     For stores with negative contribution that were determined to be closed or franchised, the Company wrote down the related long-lived assets to net realizable value. This expense is included in depreciation and amortization in the 1998 statement of operations and totaled $3,098,000. The Company also assessed the realization of goodwill associated with these stores and recorded an impairment of goodwill totaling $1,033,000 during fiscal 1998.

     Depreciation and amortization expense for continuing company-owned stores increased $ 2,076,000, or 53.3%, from $3,896,000 to $5,972,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This increase in depreciation and amortization expense was primarily attributable to the addition of 85 Pretzel Time continuing company-owned stores in July 1997, 65 Great American continuing company-owned stores in August and September 1998 and the acquisition of 2 Pretzelmaker continuing company-owned stores in 1998.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $33,632,000, or 26.7%, from $125,993,000 to $159,625,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense increased $5,367,000, or 68.5%, from $7,830,000 to $13,197,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This increase was primarily attributable to interest expense on the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998.

     INTEREST INCOME. Interest income increased $377,000, or 153.3%, from $246,000 to $623,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This increase was primarily the result of interest earned on excess cash provided by the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998.

     OTHER EXPENSES. Other expenses decreased $625,000, or 34.6%, from $1,805,000 to $1,180,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. This decrease was primarily attributable to minority interest from the acquisitions of H&M and Pretzel Time in 1997 and a decrease in the income tax provision during the 52 weeks ended January 2, 1999.

     NET LOSS. The net loss increased by $18,169,000, or 1865.4%, from $974,000 to $19,143,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998 due to the combination of factors described above.

     INCOME FROM CONTINUING COMPANY-OWNED STORES. Income from continuing company-owned stores decreased by $4,622,000, or 17.2%, from $26,842,000 to $22,220,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. Income from continuing company-owned stores was negatively impacted by a 1.8% decline in sales from stores that have been open at least two years and by the increases in selling and store occupancy costs, food cost of sales and depreciation and amortization described above. Income from continuing company-owned stores was also negatively impacted by a calendar shift whereby Mrs. Fields' year end was December 28 for fiscal 1996 and January 3, 1998 for fiscal 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter fiscal 1997. The first quarter of fiscal 1998 did not benefit from the New Year's holiday sales. Additionally, there were only 52 weeks in fiscal year 1998 compared to 53 weeks in fiscal 1997.

     LOSS FROM STORES IN THE PROCESS OF BEING CLOSED OR FRANCHISED. The loss from stores in the process of being closed or franchised increased by $256,000, or 14.2%, from $1,798,000 to $2,054,000 for the 52 weeks ended January 2, 1999 compared to the 53 weeks ended January 3, 1998. The increased loss was primarily attributable to the addition of 65 stores from the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, offset in part by closing or franchising 45 stores during the 52 weeks ended January 2, 1999.


53 Weeks Ended January 3, 1998 ("Fiscal Year 1997") Compared to the 52 Weeks Ended December 28, 1996 ("Fiscal Year 1996") (Comprised of the Mrs. Fields Inc., Original Cookie and Hot Sam Pre-Acquisition Period of December 31, 1995 through September 17, 1996 and the Mrs. Fields Post-Acquisition Period of September 18, 1996 through December 28, 1996)

   COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY

     As of January 3, 1998, there were 481 company-owned stores and 553 franchised or licensed stores in operation. The store activity for the 52 weeks ended December 28, 1996 and the 53 weeks ended January 3, 1998 is summarized as follows:

                                                                  Fiscal 1996              Fiscal 1997
                                                               Company-   Franchised   Company-   Franchised
                                                                owned    or Licensed    owned    or Licensed
Stores open as of the beginning of the fiscal year............     540         415         482         418
Stores opened (including relocations).........................       5         118           3          76
Stores acquired through business acquisitions.................      --          --          83         141
Stores closed (including relocations).........................     (39)       (122)         (7)        (89)
Non-continuing company-owned (exit plan) stores closed
   (September 18, 1996 forward)...............................     (17)         --         (73)         --
Stores sold to franchisees....................................      (9)          9          (3)          3
Non-continuing company-owned (exit plan) stores franchised
   (September 18, 1996 forward)...............................      (3)          3          (9)          9
Stores acquired from franchisees..............................       5          (5)          5          (5)
                                                              ---------  ----------  ----------  ----------
Stores open as of the end of the fiscal year..................     482         418         481         553

                                                              =========  ==========   =========  ==========


   REVENUES

     NET STORE AND FOOD SALES. Total net store and food sales, which includes sales from stores and the mail order facility, increased $1,515,000, or 1.2%, from $126,330,000 to $127,845,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996.

     Net store sales from continuing company-owned stores and mail order increased $12,539,000, or 13.1%, from $95,635,000 to $108,174,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The increase in net store sales from continuing company-owned stores was primarily attributable to the operation of Pretzel Time continuing company-owned stores obtained in connection with the acquisitions of H&M and Pretzel Time in July 1997 and an increase in average transaction amounts resulting from the introduction of product line extensions and aggressive marketing initiatives, offset in part by declining transaction counts in certain concepts. Also, three new continuing company-owned stores were opened and five stores were acquired from franchises during the 53 weeks ended January 3, 1998.

     Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide continuing company-owned store sales were up 0.8% during the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996.

     Net store sales from stores in the process of being closed or franchised decreased $11,024,000, or 35.9%, from $30,695,000 to $19,671,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. This decrease results from the partial year effect of closing 73 stores and franchising 7 (net) stores during fiscal year 1997 and the full year effect of closing 56 stores and franchising 7 (net) stores during fiscal year 1996.

     FRANCHISING REVENUES. Franchising revenues increased $1,088,000, or 31.6%, from $3,447,000 to $4,535,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The increase in franchising revenues was primarily attributable to royalties earned from Pretzel Time franchised stores obtained in connection with the acquisitions of H&M and Pretzel Time coupled with new franchise openings in fiscal year 1997 and the full year effect of new franchise openings in fiscal year 1996.

     LICENSING REVENUES. Licensing revenues increased $372,000, or 22.5%, from $1,656,000 to $2,028,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The increase in licensing revenues is primarily attributable to licensing fees earned on new license agreements entered into during the 53 weeks ended January 3, 1998, and increased royalties received from existing licensees.

     TOTAL REVENUES. Total revenues increased by $2,975,000, or 2.3%, from $131,433,000 to $134,408,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996, for the reasons discussed above.

   OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $2,377,000, or 3.4%, from $69,209,000 to $66,832,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996.

     Selling and store occupancy costs for continuing company-owned stores increased by $5,895,000, or 13.1%, from $44,963,000 to $50,858,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. Within this overall increase, selling expenses increased by $4,029,000, or 15.7%, from $25,650,000 to $29,679,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The increase in selling expenses was primarily attributable to an increase in the minimum wage during the third quarter of 1996 from $4.15 to $4.75 an hour and an increase in labor hours to support the increase in sales. Store occupancy costs increased $1,866,000, or 9.7%, from $19,313,000 to $21,179,000 for the 53 weeks ended
January 3, 1998 compared to the 52 weeks ended December 28, 1996. The increase in store occupancy costs was primarily attributable to the addition of Pretzel Time continuing company-owned stores in July 1997, and the opening of three continuing company-owned stores and acquiring five stores from franchises during the 53 weeks ended January 3, 1998 coupled with lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $8,272,000, or 34.1%, from $24,246,000 to $15,974,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. This decrease is primarily the result of closing 73 stores and franchising seven (net) stores during fiscal year 1997 and the full year effect of closing 56 stores and franchising seven (net) stores during fiscal year 1996.

     COST OF SALES. Total cost of sales increased $688,000, or 2.2%, from $31,340,000 to $32,028,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996.

     Cost of sales for continuing company-owned stores increased $2,079,000, or 8.5%, from $24,499,000 to $26,578,000 for the 53 weeks ended January 3, 1998.
This increase is primarily the result of the addition in July 1997 of Pretzel Time continuing company-owned stores, offset by an aggressive product waste control program which was uniformly applied to all product lines early in the year. Additionally, Mrs. Fields re-negotiated certain vendor contracts to capitalize on Mrs. Fields' economies of scale.

     Cost of sales for stores in the process of being closed or franchised decreased $1,391,000, or 20.3%, from $6,841,000 to $5,450,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. This decrease is primarily the result of closing 73 stores and franchising seven
(net) stores during fiscal year 1997 and the full year effect of closing 56 stores and franchising seven (net) stores during fiscal year 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $4,365,000, or 21.2%, from $20,557,000 to $16,192,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The decrease in expenses was primarily attributable to the cost savings achieved by combining the operations of Mrs. Fields Inc. and subsidiaries, Original Cookie, Hot Sam and Pretzel Time which resulted in:

     (1) reduced headcount with corresponding decreases in administrative salaries and benefits;
     (2) decreased professional service fees, including legal and accounting services; and
     (3) decreased corporate office expenditures, including general insurance, repairs and maintenance and utilities as a direct result of closing the Original Cookie and Hot Sam headquarters in Cleveland, Ohio, the Pretzel Time headquarters in Harrisburg, Pennsylvania and the H&M headquarters in Boise, Idaho.

     DEPRECIATION AND AMORTIZATION EXPENSe. Total depreciation and amortization expense increased by $1,211,000, or 13.2%, from $9,192,000 to $10,403,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996.

     Depreciation and amortization expense for continuing company-owned stores decreased $1,036,000, or 21.0%, from $4,932,000 to $3,896,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The decrease in depreciation and amortization expense was primarily attributable to Mrs. Fields recording the acquired assets of Mrs. Fields Inc. and subsidiaries, Original Cookie and Hot Sam at their fair values at the time of purchase on September 17, 1996, resulting in an overall reduction to the store asset base and the corresponding depreciation. This decrease is partially offset by additional depreciation expense resulting from the addition of Pretzel Time continuing company-owned stores in July 1997, three newly opened continuing company-owned stores and five stores acquired from franchises in fiscal year 1997.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased by $4,305,000, or 3.3%, from $130,298,000 to $125,993,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense increased $2,988,000, or 61.7%, from $4,842,000 to $7,830,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. This increase is primarily attributable to an increase in interest expense as a result of the debt incurred to fund the purchase of the assets of Mrs. Fields Inc. and subsidiaries, Original Cookie and Hot Sam on September 17, 1996.

     OTHER EXPENSES. Other expenses decreased $617,000, or 25.5%, from $2,422,000 to $1,805,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. This decrease was primarily attributable to a decrease in income tax provision, offset in part by an increase in accretion and dividends on preferred stock of subsidiaries.

     NET LOSS. The net loss decreased by $5,014,000, or 83.7%, from $5,988,000 to $974,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The net loss equaled 0.7% of total revenues during the 53 weeks ended January 3, 1998 compared to 4.6% of total revenues during the 52 weeks ended December 28, 1996. The decrease in net loss is primarily due to cost savings achieved by combining the operations of Mrs. Fields Inc. and subsidiaries, Original Cookie and Hot Sam, cost savings associated with the acquisitions of H&M and Pretzel Time and improved store operations.

     INCOME FROM CONTINUING COMPANY-OWNED STORES. The income from continuing company-owned stores increased by $5,601,000, or 26.4%, from $21,241,000 to $26,842,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996 due to the combination of the factors described above.

     LOSS FROM STORES IN THE PROCESS OF BEING CLOSED OR FRANCHISED. The loss from stores in the process of being closed or franchised decreased by $135,000, or 7.0%, from $1,933,000 to $1,798,000 for the 53 weeks ended January 3, 1998 compared to the 52 weeks ended December 28, 1996. The decrease in negative income was primarily attributable to closing 73 stores and franchising seven
(net) stores during fiscal year 1997 and the full year effect of closing 56 stores and franchising seven (net) stores during fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES

   GENERAL

     Mrs. Fields' principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. At January 2, 1999, Mrs. Fields had $4,751,000 of cash and cash equivalents and $15,000,000 of available borrowings under its credit facility. However, at January 2, 1999, this availability was limited by the bond indenture to $4,777,000. It is expected that Mrs. Fields' principal uses of cash will be to provide working capital, finance capital expenditures, including acquisitions and store closure costs, meet debt service requirements and other general corporate purposes. Mrs. Fields is highly leveraged. Based on current operations and anticipated cost savings, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures and store closure costs, scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels or that cost savings can be achieved. In addition, given borrowing restrictions on the bond indenture and maintenance covenants in the revolving credit facility, the ability for Mrs. Fields to make additional borrowings is limited. Accordingly, Mrs. Fields may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

   JANUARY 2, 1999 COMPARED TO JANUARY 3, 1998

     As of January 2, 1999, Mrs. Fields had liquid assets (cash and cash equivalents and accounts receivable) of $13,962,000, a decrease of 30.2%, or $6,036,000, from January 3, 1998 when liquid assets were $19,998,000. Cash and cash equivalents decreased $11,536,000, or 70.8%, to $4,751,000 at January 2, 1999 from $16,287,000 at January 3, 1998. This decrease was primarily the result of cash used for the acquisitions of Great American, Deblan and Chocolate Chip, and Karp in August and September 1998, the acquisition of Pretzelmaker in November 1998, the acquisition of 30% of Pretzel Time's common stock in November and December 1998, capital expenditures of $8,235,000 relating to store remodels and renovations and interest payments of $12,440,000 primarily relating to the $140,000,000 total principal amount of senior notes, offset in part, by $623,000 in interest income earned during the year from excess cash investments.

     Current assets decreased by $4,480,000 or 15.5%, to $24,343,000 at January 2, 1999 from $28,823,000 at January 3, 1998. This decrease was primarily the result of a decrease in cash and cash equivalents of $11,536,000, offset by an increase in accounts receivable of $5,500,000, an increase in inventories of $2,403,000 and a decrease in the current portion of deferred income tax assets.

     Long-term  assets  increased  $86,702,000,  or 71.1%,  to  $207,563,000  at
January 2, 1999 from $120,861,000 at January 3, 1998. This increase was primarily the result of an increase in property and equipment and goodwill related to the acquisitions of Great American, Deblan, Chocolate Chip, Karp and Pretzelmaker.

     Current liabilities increased by $21,380,000, or 136.3%, to $37,070,000 at January 2, 1999 from $15,690,000 at January 3, 1998. This increase is due to an increase in accounts payable, accrued interest payable, current portion of long-term debt, accrued salaries, wages and benefits, store closure reserves and accrued liabilities offset by a decrease in deferred income.

     Mrs. Fields' working capital decreased by $25,860,000, or 196.9%, to a negative $12,727,000 at January 2, 1999 from $13,133,000 at January 3, 1998, for the reasons described above.

     Mrs. Fields generated $9,429,000 of cash from operating activities during the 52 weeks ended January 2, 1999, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues, and less interest paid on the $140,000,000 senior notes.

     Mrs. Fields utilized $40,894,000 of cash from investing activities during the 52 weeks ended January 2, 1999, primarily for the acquisition of Great American, Deblan, Chocolate Chip, Karp and Pretzelmaker and capital expenditures relating to store remodels and renovations.

     Mrs. Fields generated $19,929,000 of cash from financing activities during the 52 weeks ended January 2, 1999, primarily from the issuance of new senior notes and a capital contribution from Mrs. Fields' Holding, net of principal payments to retire Great American long-term debt and payment of acquisition costs.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 52 weeks ended January 2, 1999, Mrs. Fields expended $8,235,000 for capital assets and expects to expend approximately $7,000,000 for all of 1999. Management anticipates that these expenditures will be funded with cash generated from operations and short-term borrowings under its credit facility as needed. As of March 31, 1999, the Company had drawn $3,000,000 on its credit facility leaving $5,700,000 available for future use.

INFLATION

     The impact of inflation on the earnings of the business has not been significant in recent years. Most of Mrs. Fields' leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by generally accepted accounting principles which minimizes fluctuations in operating income. In addition, many of Mrs. Fields' employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.

SEASONALITY

      Mrs. Fields' sales and income from store operations are highly seasonal given the significant impact of its mall-based locations. Mrs. Fields' sales tend to mirror customer traffic flow trends in malls which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases are also a significant factor in increased sales in the fourth quarter.

     The seasonality effect on income from store operations is even more significant than the effect on sales. The impact on income from store operations is more significant due to the fixed nature of certain store level costs, such as occupancy costs and store manager salaries. Once these fixed costs are covered by store sales, the flow through of sales to income from store operations becomes greater. Accordingly, the fourth quarter is a key determinant to overall profitability for the year.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's major market risk exposure is changing interest rates. The Company does not hedge against changes in interest rates. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates including principal cash flows and related weighted average interest rates by year of expected maturity dates. The table does not include non-interest bearing notes totaling $4,740,000 and unamortized discount of $566,000.

                                   1999      2000       2001       2002       2003     Thereafter  Total     Fair Value
                                                       ($ in thousands)                                     As of 1/2/99

Long-term debt, including
 current portion (fixed rate)    $3,336       $638      $529       $573       $443     $140,000     $145,519    $140,619
Weighted average interest rate   10.58%      9.84%     9.18%      9.17%      9.17%       10.13%       10.12%

Item 8.   Financial Statements and Supplementary Data


Mrs. Fields' Original Cookies, Inc. and subsidiaries

                                                                                                              Page
Report of Independent Public Accountants...................................................................   27
Consolidated Balance Sheets as of January 3, 1998 and January 2, 1999......................................   28
Consolidated Statements of Operations for the period from inception (September 18, 1996) to December 28, 1996 and for the years ended January 3, 1998 and January 2, 1999................................................  30
Consolidated Statements of Stockholder's Equity for the period from inception (September 18, 1996) to
 December 28, 1996 and for the years ended January 3, 1998 and January 2, 1999..............................  31
Consolidated Statements of Cash Flows for the period from inception (September 18, 1996) to December 28, 1996 and for the years ended January 3, 1998 and January 2, 1999................................................  32
Notes to Consolidated Financial Statements.................................................................   35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Mrs. Fields' Original Cookies, Inc.:

We have audited the accompanying consolidated balance sheets of Mrs. Fields' Original Cookies, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and January 2, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception (September 18, 1996) to December 28, 1996 and for each of the two years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields' Original Cookies, Inc. and subsidiaries as of January 3, 1998 and January 2, 1999, and the consolidated results of their operations and their cash flows for the period from inception (September 18, 1996) to December 28, 1996 and for each of the two years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
April 1, 1999

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                                            January 3, January 2,
                                                                                              1998        1999
CURRENT ASSETS:
     Cash and cash equivalents..........................................................   $   16,287  $    4,751
     Accounts receivable, net of allowance for doubtful accounts of $32 and $74,
        respectively....................................................................        1,535       3,208
     Amounts due from franchisees and licensees, net of allowance for doubtful
        accounts of $582 and $1,078, respectively.......................................        2,176       6,003
     Inventories........................................................................        3,100       5,503
     Prepaid rent and other.............................................................        2,960       4,017
     Deferred income tax assets.........................................................        2,765         861
                                                                                           ----------   ---------
          Total current assets..........................................................       28,823      24,343
                                                                                          -----------  ----------
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements.............................................................       21,099      29,914
     Equipment and fixtures.............................................................       14,100      17,108
     Land    .                                                                                    128         240
                                                                                          -----------  ----------
                                                                                               35,327      47,262
     Less accumulated depreciation and amortization.....................................       (6,125)    (15,465)
                                                                                          ------------ ----------
          Net property and equipment....................................................       29,202      31,797
                                                                                          -----------  ----------
DEFERRED INCOME TAX ASSETS..............................................................          734       2,638
                                                                                          -----------  ----------
GOODWILL, net of accumulated amortization of $4,980 and $11,231, respectively...........       68,501     145,782
                                                                                          -----------  ----------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of
   $1,409 and $2,615, respectively......................................................       15,193      14,296
                                                                                           ----------  ----------
DEFERRED LOAN COSTS, net of accumulated amortization of $70 and $1,320,
   respectively.........................................................................        5,906      11,718
                                                                                          -----------  ---------
OTHER ASSETS ..........................................................................         1,325       1,332
                                                                                          -----------  ----------
                                                                                          $   149,684  $  231,906
                                                                                          ===========   =========













           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (Dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                              January 3,  January 2,
                                                                                                1998        1999
CURRENT LIABILITIES:
     Current portion of long-term debt...................................................... $       472  $    8,046
     Current portion of capital lease obligations...........................................         142         299
     Accounts payable.......................................................................       3,805      10,723
     Bank overdraft.........................................................................          --       4,133
     Accrued liabilities....................................................................       2,826       3,597
     Current portion of store closure reserve...............................................       3,664       4,577
     Accrued salaries, wages and benefits...................................................       1,891       3,155
     Accrued interest payable...............................................................       1,082       1,260
     Sales taxes payable....................................................................         937         962
     Deferred credits.......................................................................         871         318
                                                                                             -----------  ----------
          Total current liabilities.........................................................      15,690      37,070
LONG-TERM DEBT, net of current portion and discount.........................................     100,284     141,647
STORE CLOSURE RESERVE, net of current portion...............................................       1,802      10,134
CAPITAL LEASE OBLIGATIONS, net of current portion...........................................         183         997
                                                                                             -----------  ----------
          Total liabilities.................................................................     117,959     189,848
                                                                                               ---------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 8)
MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK of Pretzel Time
   (a wholly owned subsidiary), aggregate liquidation preference of $1,437 and $1,495,
   respectively.............................................................................         902      1,261
                                                                                             -----------  ----------
MINORITY INTEREST...........................................................................          58        119
                                                                                             -----------  ----------
STOCKHOLDER'S EQUITY:
     Common stock, $.01 par value; 1,000 shares authorized and 400 shares outstanding
        (pledged as collateral for parent company debt).....................................          --          --
     Additional paid-in capital.............................................................      30,843      59,899
     Accumulated deficit....................................................................         (78)   (19,221)
                                                                                             ------------  ---------
          Total stockholder's equity........................................................      30,765      40,678
                                                                                             ------------  ---------

                                                                                                $149,684    $231,906
                                                                                             ===========   =========




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                             Inception        53          52
                                                                          (September 18,    Weeks       Weeks
                                                                             1996) to       Ended       Ended
                                                                           December 28,   January 3,  January 2,
                                                                               1996         1998        1999
                                                                               -----        ------      ----
REVENUES:
     Net store and food sales...........................................    $     40,849    $127,845    $140,235
     Franchising, net...................................................             503       4,535      12,464
     Licensing, net.....................................................             764       2,028       1,537
                                                                            ------------   ---------   ---------
          Total revenues................................................          42,116     134,408     154,236
                                                                            ------------   ---------   ---------
OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs..................................          19,492      66,832      75,003
     Cost of sales......................................................          10,596      32,028      38,482
     General and administrative.........................................           4,035      16,192      19,017
     Store closure provision............................................              --         538       7,303
     Depreciation and amortization......................................           2,344      10,403      19,820
                                                                            ------------  ----------   ---------
          Total operating costs and expenses............................          36,467     125,993     159,625
                                                                            ------------  ----------   ---------
               Income (loss) from operations............................           5,649       8,415      (5,389)
                                                                            ------------  ----------  -----------
OTHER INCOME (EXPENSE), net:
     Interest expense...................................................          (1,867)     (7,830)    (13,197)
     Interest income....................................................              74         246         623
     Other expense......................................................              --        (368)       (409)
                                                                            ------------- ----------- -----------
          Total other expense, net......................................          (1,793)     (7,952)    (12,983)
                                                                            ------------  ----------   ---------
     Income (loss) before provision for income taxes, preferred stock
        accretion and dividends of subsidiaries and minority interest...           3,856         463     (18,372)
PROVISION FOR INCOME TAXES..............................................          (1,798)       (655)       (316)
                                                                            ------------  ----------  ----------
     Income (loss) before preferred stock accretion and dividends of
        subsidiaries and minority interest..............................           2,058        (192)    (18,688)
PREFERRED STOCK ACCRETION AND DIVIDENDS OF
   SUBSIDIARIES.........................................................             (97)       (644)       (444)
MINORITY INTEREST ......................................................             --         (138)        (11)
                                                                            ------------  ----------  ----------
          Net income (loss).............................................   $       1,961  $     (974)  $ (19,143)
                                                                           =============  ==========   =========











           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                                                  Retained
                                                                                                  Earnings
                                                                   Common Stock   Additional    (Accumulated
                                                                 Shares   Amount Paid-in Capital  Deficit)    Total
BALANCE, September 18, 1996..................................      --      $ --         $   --  $     --     $      --
     Issuance of common stock for cash.......................     400        --         15,000        --        15,000
     Net income..............................................      --        --            --      1,961         1,961
                                                              ------- ----------       -------  --------     ---------
BALANCE, December 28, 1996...................................     400        --         15,000     1,961        16,961
     Parent contribution of investment in Pretzel Time.......      --        --          4,200        --         4,200
     Parent contribution of note receivable due from
        Pretzel Time's minority stockholder and founder......      --        --            500        --           500
     Parent contribution of investment in Mrs. Fields' Brand       --        --          6,500        --         6,500
     Conversion to equity of note payable to parent..........      --        --          4,643        --         4,643
     Dividend paid to parent.................................      --        --             --    (1,065)       (1,065)
     Net loss................................................      --        --             --      (974)         (974)
                                                             -------- ----------       --------- -------     ---------
BALANCE, January 3, 1998.....................................     400        --         30,843       (78)       30,765
     Parent equity infusion..................................      --        --         29,056        --        29,056
     Net loss................................................      --        --             --   (19,143)      (19,143)
                                                             -------- ----------       -------- --------     ---------
BALANCE, January 2, 1999.....................................     400     $  --        $59,899  $ (19,221)   $  40,678
                                                             ========     ======       =======  =========    =========



























           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Inception
                                                                                 (September    53 Weeks    52 Weeks
                                                                                18, 1996) to    Ended      Ended
                                                                                December 28,  January 3,  January 2,
                                                                                    1996         1998        1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................   $    1,961    $   (974)   $(19,143)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
    Depreciation and amortization............................................        2,344      10,403      19,820
    Amortization of discount on notes........................................           --          --       1,250
    Amortization of deferred loan costs......................................           --          --          32
    Loss on disposition of assets............................................           --         368         409
    Deferred income taxes....................................................        1,511         210          --
    In-kind interest expense on note payable to stockholder..................           97         338          --
    Preferred stock accretion and dividends of subsidiaries..................           97         644         444
    Minority interest........................................................           --         234          11
    Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable....................................................         (294)       (353)     (1,673)
      Amounts due from franchisees and licensees.............................         (339)       (514)       (866)
      Inventories............................................................         (159)        136        (822)
      Prepaid rent and other.................................................          (31)       (895)        932
      Other assets...........................................................           39         427       1,437
      Accounts payable and accrued liabilities...............................          239      (6,651)      2,769
      Store closure reserve..................................................         (305)     (1,666)      5,196
      Accrued salaries, wages and benefits...................................          212          80       1,264
      Accrued interest payable...............................................        1,668        (586)       (713)
      Sales taxes payable....................................................          542         261         (80)
      Deferred credits.......................................................           27        (543)       (838)
                                                                                -----------   ---------   --------
        Net cash provided by operating activities............................        7,609         919       9,429
                                                                               ------------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for acquisitions and related costs...........................      (19,508)    (10,949)    (32,835)
  Purchase of property and equipment, net of effects from acquisitions.......       (1,638)     (4,678)     (8,235)
  Proceeds from the sale of assets...........................................           15         122         176
                                                                               -------------  --------   ---------
        Net cash used in investing activities................................      (21,131)    (15,505)    (40,894)
                                                                               -------------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...................................           --     108,250     39,400
  Principal payments on long-term debt.......................................       (1,769)    (77,009)   (41,257)
  Payment of debt financing costs............................................           --      (5,976)    (7,062)
  Cash advance from Mrs. Fields' Holding.....................................           --       1,500         --
  Repayment of cash advance to Mrs. Fields' Holding..........................           --      (1,500)        --
  Payment of cash dividend to Mrs. Fields' Holding...........................           --      (1,065)        --
  Equity infusion from Mrs. Fields' Holding..................................           --          --     29,056
  Principal payments on capital lease obligations............................           --         (36)      (123)
  Proceeds from the issuance of common stock.................................       15,000          --         --
  Proceeds from the issuance of mandatorily redeemable cumulative
    preferred stock of subsidiary............................................        3,500          --         --
  Reduction in preferred stock of Pretzel Time...............................           --          --        (85)
  Proceeds from the issuance of note payable to related party................        3,500          --         --
                                                                               ------------   --------   --------
        Net cash provided by financing activities............................       20,231      24,164     19,929
                                                                               ------------   ---------- ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................        6,709       9,578     (11,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.........................           --       6,709      16,287
                                                                               ------------   --------  ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...............................  $     6,709$     16,287  $    4,751
                                                                               ============   ========  ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS-- (Continued)
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest was approximately $28, $8,416, and $12,440 for the period ended December 28, 1996, and for the years ended January 3, 1998 and January 2, 1999, respectively.

     Cash paid for income taxes was approximately $0, $217, and $209 for the period ended December 28, 1996, and for the years ended January 3, 1998 and January 2, 1999, respectively.


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     On September 18, 1996, the Company acquired certain assets and assumed certain liabilities of Mrs. Fields Inc., Mrs. Fields Development Corporation, Mrs. Fields Cookies, The Original Cookie Company, Incorporated and Hot Sam Company, Inc. In conjunction with the acquisitions, the following net liabilities were assumed. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

     Fair value of assets acquired...................................................        $93,494
     Net cash paid...................................................................        (19,508)
     Notes payable issued............................................................        (65,735)
                                                                                             -------
          Liabilities assumed........................................................        $ 8,251
                                                                                             =======

     On November 26, 1997, Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") converted to common equity of the Company $4,643 total principal amount of convertible subordinated notes and contributed to the Company all of the common equity of Mrs. Fields' Brands after converting its preferred stock interests totaling $3,935 to common equity.

     On July 25, 1997, certain assets were acquired and certain liabilities were assumed of H & M Concepts Ltd. Co. by Mrs. Fields' Pretzel Concepts, Inc. ("Pretzel Concepts") as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

     Fair value of assets acquired..................................................         $15,780
     Net cash paid..................................................................          (5,750)
     Notes payable issued...........................................................          (8,000)
                                                                                             -------
          Liabilities assumed.......................................................         $ 2,030
                                                                                             =======

     On September 2, 1997, 56 percent of the shares of common stock of Pretzel Time, Inc. ('Pretzel Time") were acquired by Mrs. Fields' Holding as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

     Fair value of assets acquired.................................................           $8,311
 .    Net cash paid.................................................................           (4,200)
                                                                                             -------
          Liabilities assumed......................................................           $4,111
                                                                                              ======


     On November 26, 1997, Mrs. Fields' Holding contributed all of the assets and liabilities of Pretzel Concepts, Mrs. Fields' Holding's 56 percent of the shares of common stock of Pretzel Time and a $500 note receivable from Pretzel Time's founder and minority stockholder to the Company. Mrs. Fields' Holding also contributed all of the common stock of Mrs. Fields' Brands to Mrs.
Fields.

                 The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                             (Dollars in thousands)


     During the period from the acquisition of the majority ownership of Pretzel Time (September 2, 1997) to January 2, 1999, Pretzel Time increased its mandatorily redeemable cumulative preferred stock liquidation preference by approximately $212, in lieu of paying cash dividends. In addition, for the same period, Pretzel Time 's mandatorily redeemable cumulative preferred stock was increased by approximately $538 for the accretion required over time to amortize the original issue discount.

     In August 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc. ("Cookies USA") for a total purchase price of approximately $18,400. During August and September 1998, the Company also entered into agreements with three franchisees of Cookies USA (the "Great American Franchisees") under which the Company purchased a total of 37 Great American Cookies franchises for a total purchase price of $16,328. The total purchase price for all of these acquisitions of $34,728 was allocated, on a preliminary basis, as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

     Fair value of assets acquired................................................           $77,410
     Net cash paid................................................................           (27,771)
                                                                                             --------
          Liabilities assumed.....................................................           $49,639
                                                                                             =======

     In  October   1998,   the  Company   acquired  the  assets  of  the  Cookie
Conglomerate, Inc. ("Cookie Conglomerate") for a total purchase price of $2,800. The total purchase price was allocated as follows:

      Fair value of assets acquired ..............................................            $2,800
      Net cash paid...............................................................                --
                                                                                              ------
          Liabilities assumed.....................................................            $2,800
                                                                                              ======

     In November 1998, the Company acquired all of the outstanding stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker") for $5,419. The total purchase price was allocated as follows:

        Fair value of assets acquired ............................................          $  8,519
        Net cash paid.............................................................            (1,100)
                                                                                            --------
                 Liabilities assumed..............................................          $  7,419
                                                                                            ========















         The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

    Mrs. Fields' Original Cookies, Inc. (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc.. Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). The Company has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada and Pretzelmaker of Canada; and three partially owned subsidiaries.

     The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of January 2, 1999, the Company owned and operated 147 Mrs. Fields Cookies stores, 120 Original Cookie Company stores, 119 Great American Cookies stores, 77 Hot Sam Pretzels stores, 93 Pretzel Time stores, 9 Pretzelmaker stores in the United States and one Pretzel Time store in Canada. Additionally, the Company has franchised or licensed 859 stores in the United States and 113 stores in several other countries. As of January 2, 1999, the Company owned and operated 437 core stores and 129 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     The Company holds legal title to certain trademarks for the "Mrs. Fields" name and logo and licenses the uses of these trademarks to third parties for the establishment and operation of Mrs. Fields' cookie and bakery operations and other merchandising activities. In connection with these licensing activities, the Company authorizes third-party licensees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company markets and distributes its products through catalogs, other print media and mail order.

     The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls.


Business Combinations

   Mrs. Fields, Inc. and Affiliates and Original Cookie Company and Affiliates

     The Company began operations on September 18, 1996, following the completion of two simultaneous but separate asset purchase transactions wherein the Company (i) acquired certain assets and assumed certain liabilities of Mrs. Fields Inc., Mrs. Fields Development Corporation and Mrs. Fields Cookies in accordance with two Asset Purchase Agreements dated August 7, 1996, among these parties and Capricorn, and (ii) acquired certain assets and assumed certain liabilities of The Original Cookie Company, Incorporated and Hot Sam Company, Inc. in accordance with an Asset Purchase Agreement dated August 7, 1996, as amended by the First Amendment dated as of September 17, 1996, among these parties and Capricorn.

         The combined purchase price for the acquired net assets was approximately $85,243,000. The Company paid net cash of $19,508,000 and issued approximately $65,735,000 in senior and subordinated notes to the selling shareholders. The acquisitions were accounted for as purchases. The total purchase price was allocated to the net assets acquired, based on their estimated fair values. The organization of the Company and the acquisitions resulted in the recording of intangible assets of approximately $49,942,000 principally made up of goodwill, trademarks and organization costs. An additional $17,680,000 of goodwill and $4,520,000 of deferred income tax assets (net of valuation allowances) were recorded in connection with the Company recording certain other accruals totaling

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$11,300,000 and providing reserves totaling $10,921,000 for impaired property and equipment (see Note 5) at Company-owned stores the Company intends to exit through closing or franchising. Goodwill and trademarks are amortized using the straight-line method over 15 years. The $11,300,000 of accruals established at the date of the acquisitions consisted of $5,060,000 for obligations incident to store closures (see Note 5), $2,450,000 for contingent legal and lease obligations that were firmed up before December 28, 1996, $3,135,000 for transaction and finders' fees and $655,000 for severance and related costs. The Company terminated all of the Original Cookie Company and Affiliates corporate employees as planned.

     As of January 2, 1999, approximately $2,068,000 of the $2,450,000 accrual for legal and lease obligations has been utilized. The remaining amount as of January 2, 1999 of approximately $382,000 is expected to be utilized by the end of 1999. All of the $3,135,000 accrual established for transaction and finders' fees and the $655,000 accrual for severance and related costs associated with the acquisitions were fully utilized for the purposes intended during fiscal 1997.


   H & M Concepts Ltd. Co.

     On July 25, 1997, Mrs. Fields' Pretzel Concepts, Inc., a wholly owned subsidiary of Mrs. Fields' Holding, acquired substantially all of the assets and assumed certain liabilities of H & M Concepts Ltd. Co. and subsidiaries ("H & M"). H & M owned and operated stores which engage in retail sales of pretzels, toppings and beverages under a franchise agreement with Pretzel Time, Inc. The total consideration of $13,750,000 consisted of (i) $5,750,000 of cash, financed through an advance from Mrs. Fields' Holding of $1,500,000 and a $4,250,000 bank loan to Pretzel Concepts, (ii) a $4,000,000 principal amount bridge note of Pretzel Concepts and (iii) a $4,000,000 principal amount subordinated note of Mrs. Fields' Holding retained by the sellers (all such debt collectively referred to as the "H & M Debt"). The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $9,618,000 of goodwill that is being amortized using the straight-line method over 15 years.

     Effective November 26, 1997, Mrs. Fields' Holding contributed all of the assets and liabilities of Pretzel Concepts to the Company and, in consideration thereof, the Company assumed the H & M Debt, including all accrued but unpaid interest. Pretzel Concepts and the Company merged on the same date with the Company being the surviving entity. The contribution was accounted for in a manner similar to that of pooling-of-interests accounting. There was no step-up in the historical basis of Pretzel Concepts ' assets or liabilities. Beginning with July 25, 1997, the Company has included Pretzel Concepts ' results of operations in the Company's consolidated results of operations.


   Pretzel Time, Inc.

     On September 2, 1997, Mrs. Fields' Holding acquired 56 percent of the shares of common stock of Pretzel Time for an total cash purchase price of $4,200,000, $750,000 of which was paid to Pretzel Time for working capital purposes, and the balance of which was paid to the selling shareholders. In connection with the acquisition, Mrs. Fields' Holding extended a $500,000 loan to the founder of Pretzel Time who continued to own 44 percent of the shares of common stock of Pretzel Time. The note bears interest at an annual rate of ten percent (see Note 8). Pretzel Time is a franchisor of hand rolled soft pretzel outlets located in North America. The outlets are primarily located in shopping malls. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $5,882,000 of goodwill that is being amortized using the straight-line method over 15 years. The goodwill recorded was $1,682,000 more than the purchase price as the Company assumed more liabilities than it acquired in assets at their fair values. Additionally, severance and legal accruals were established in accordance with EITF 95-3.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     Effective November 26, 1997, Mrs. Fields' Holding contributed its 56 percent of the shares of common stock of Pretzel Time to the Company. Mrs. Fields' Holding also contributed to the Company the $500,000 note due from Pretzel Time's founder and minority stockholder. The contribution was accounted for in a manner similar to that of pooling-of-interests accounting. There was no step-up in the book basis of Pretzel Time's assets or liabilities.

     On January 2, 1998, the Company purchased an additional four percent of the shares of common stock of Pretzel Time from the founder for $300,000 in cash. The purchase was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $311,000 of goodwill. In June 1998, the Company acquired an additional ten percent of the shares of common stock of Pretzel Time from the founder for $875,000 in cash. On December 9, 1998, Mrs. Fields purchased three shares of Pretzel Time common stock for $500,000 in cash. On December 30, 1998, Mrs. Fields completed the acquisition of the remaining outstanding common stock of Pretzel Time under a stock purchase agreement dated December 30, 1998, for a purchase price of approximately $4,700,000, $2,500,000 of which was paid in cash on January 5, 1999 and $2,000,000 of which is payable on or before December 30, 1999. The Company has included the appropriate percentage of Pretzel Time's results of operations for each respective period in its consolidated results of operations.


   The Mrs. Fields' Brand, Inc.

     Prior to November 26, 1997, Mrs. Fields' Holding owned 50.1 percent of the shares of the common stock of Mrs. Fields' Brand. Mrs. Fields' Brand holds legal title to certain trademarks for the "Mrs. Fields" name and logo and licenses the use of these trademarks to third parties for the establishment and operation of Mrs. Fields' cookie and bakery operations and other merchandising activities. In connection with these licensing activities, Mrs. Fields' Brand authorizes third-party licensees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries.

     On November 26, 1997, Mrs. Fields' Holding acquired the remaining 49.9 percent of the shares of the common stock of Mrs. Fields' Brand from Harvard Private Capital Holdings, Inc. for approximately $2,565,000. The consideration consisted of $1,065,000 in cash and $1,500,000 in rights to common equity of Mrs. Fields' Holding. Mrs. Fields' Holding 's Board of Directors determined the value of Harvard's rights to the common equity based on a fair value analysis. This analysis appropriately considered a discount for lack of controlling interest and marketability as Mrs. Fields' Holding 's common equity is not publicly traded. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $2,565,000 of intangible assets (primarily goodwill) that are being amortized using the straight-line method over 15 years.

     Effective November 26, 1997, Mrs. Fields' Holding contributed all of the common stock of Mrs. Fields' Brand to the Company. As a result of this capital contribution, Mrs. Fields' Brand became a wholly owned subsidiary of the Company. The contribution was accounted for in a manner similar to that of pooling-of-interests accounting. There was no step-up in the book basis of Mrs. Fields' Brand 's assets or liabilities. Although the Company owned 50.1 percent of Mrs. Fields' Brand until November 25, 1997, the Company has included 100 percent of Mrs. Fields' Brand 's results of operations with the Company's consolidated results of operations for all periods presented as a result of Mrs. Fields' Brand incurring net losses for these periods.


   Great American Cookie Company, Inc.

     On August 24, 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc., the sole stockholder of Great American Cookie Company, Inc., for a total purchase price of $18,400,000. Great American is an operator and franchisor of mall-based specialty retail cookie outlets and a manufacturer of cookie batter which is distributed to Great American operated retail stores and sold to franchised retail stores. Concurrently with the acquisition of Cookies USA, the Company entered into agreements with two
              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Great American franchisees under which the Company purchased a total of 29 Great American franchises for a total purchase price of $14,430,000. The Company acquired the franchises through the acquisition of 100 percent of the capital stock of the two corporations through which the franchises operated. On September 9, 1998, the Company acquired eight additional Great American franchised retail stores from a Great American franchisee, under an asset purchase agreement, for a total purchase price of $1,898,000. These acquisitions will be collectively referred to as the "Great American Acquisitions."

     The Great American Acquisitions have been accounted for using the purchase method of accounting (based on preliminary estimates of fair values of the net assets acquired) and resulted in recording approximately $69,390,000 of goodwill that is being amortized using the straight-line method over 15 years. Additionally, the Company caused Cookies USA to be merged with and into the Company and caused the acquired franchisees corporations and/or net assets to be merged with and into Great American. Great American became a wholly owned subsidiary of the Company. The acquired entities' results of operations have been included with those of the Company since the applicable dates of acquisition.

     The Great American Acquisitions were financed by (i) the net proceeds from the Company issuing $40,000,000 Series C Senior Notes; (ii) the contribution of the net proceeds totaling $29,056,000 from a Mrs. Fields' Holding offering to the Company; and (iii) existing cash of the Company.

     On October 5, 1998, Mrs. Fields purchased all of the retail cookie and related business and operations of eleven Great American stores for a total purchase price of $2,800,000 under an asset purchase agreement among The Cookie Conglomerate, Inc., The Cookie Conglomerate, LLP and two individuals who were the partners of Cookie Conglomerate, LLP and the shareholders of Cookie Conglomerate, Inc. The sellers were franchisees of Great American. The sellers' rights under franchise agreements and subleases with Great American were terminated upon closing of the transaction. The acquisition was funded through borrowings.


   Pretzelmaker Holdings, Inc.

     On November 19, 1998, Mrs. Fields purchased all of the outstanding capital stock of Pretzelmaker Holdings, Inc. under an agreement among Mrs. Fields, Pretzelmaker, and the holders of its capital stock. Pretzelmaker is the holding company for a pretzel retail company. The purchase price was approximately $5,400,000 and Mrs. Fields assumed indebtedness, including severance payments, totaling approximately $1,600,000.


   1-800-Cookies

     On October 10, 1997, the Company acquired substantially all of the net assets of R&R Bourbon Street, Inc. dba 1-800-Cookies for $653,000 in cash. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording $600,000 of goodwill and $53,000 of other assets. The goodwill is being amortized using the straight-line method over 15 years.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

   Pro Forma Acquisition Information (Unaudited)

     The following unaudited pro forma information for the period from inception (September 18, 1996) to December 28, 1996, and for the years ended January 3, 1998 and January 2, 1999, presents the results of operations of the Company assuming the H & M, Pretzel Time and Mrs. Fields' Brand acquisitions and the Refinancing, as defined in Note 3, had occurred at the date of inception (September 18, 1996) and that the Great American Acquisitions, Cookie Conglomerate acquisition, Pretzelmaker acquisition and related financing had occurred at December 29, 1996. The results of operations give effect to certain adjustments, including amortization of intangible assets and interest expense on acquisition debt. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted or the results which may occur in the future.

                                      Inception
                                    (September 18,
                                  1996) to December     53 Weeks Ended       52 Weeks Ended
                                      28, 1996         January 3, 1998       January 2, 1999
                                  -----------------    ---------------       ---------------
(Unaudited)
Total revenues..................       $48,090,000         $200,574,000          $190,184,000
Store closure provision.........               ---             (538,000)          (7,303,000)
Depreciation and amortization...       (9,192,000)          (19,405,000)         (25,053,000)
Income (loss) from operations...         6,718,000           12,738,000           (4,380,000)
Net income (loss)...............         1,029,000           (3,638,000)         (21,339,000)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Accounting Periods

     The Company operates using a 52/53-week year ending near December 31.


   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


   Sources of Supply

     The Company currently buys a significant amount of its food products from four suppliers. Management believes that other suppliers could provide similar products with comparable terms.


   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.




              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 2, 1999, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. As of January 2, 1999, the Company had restricted cash of $225,000.

   Inventories

     Inventories consist of food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value.

   Pre-Opening Costs

     Pre-opening costs associated with new Company-owned stores are charged to expense as incurred. These amounts were not significant for the periods presented in the accompanying consolidated financial statements. Pre-opening costs associated with new franchised stores are the responsibility of the franchisee.


   Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment, fixtures and leasehold improvements are depreciated or amortized over three to seven years using the straight-line method.

     Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.


   Intangible Assets

     Intangible assets consist primarily of goodwill and trademarks and are amortized using the straight-line method over 15 years. Other intangible assets such as covenants not to compete are not significant and are being amortized using the straight-line method over two to five years.


   Deferred Loan Costs

     Deferred loan costs totaling $13,038,000 resulted from the sale of $100,000,000 total principal amount of 101/8 percent Series A Senior Notes (the "Series A Senior Notes") on November 26, 1997 and the sale of $40,000,000 total principal amount of 101/8 percent Series C Senior Notes (the "Series C Senior Notes") on August 24, 1998. These costs are being amortized to interest expense over the approximate seven-year life of the Series A Notes and the approximate six-year life of the Series C Senior Notes (see Note 3).


   Discount on Series C Senior Notes

     The Series C Senior Notes were issued at a discount which is being amortized to interest expense over the approximate six-year life of the related notes.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

   Long-Lived Assets

         The Company reviews for impairment of long-lived assets when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

         During the year ended January 2, 1999, the Company wrote down approximately $4,131,000 of impaired long-lived assets. The write-down included approximately $3,098,000 of equipment and leasehold improvements at company-owned stores that the Company intends to close or franchise (see Note 5) and approximately $1,033,000 of goodwill that had been allocated to the impaired assets. These assets have been written-down to their estimated net realizable value. The impairment provision was included in depreciation and amortization in the accompanying fiscal year 1998 statement of operations.

   Store Closure Reserve

     The Company accrues an estimate for the costs associated with closing a nonperforming store in the period the determination is made to close the store. The accruals are for estimated store lease termination costs (see Note 5).

   Revenue Recognition

     Revenues generated from company-owned stores are recognized at the point of sale. Initial franchising and licensing fee revenues are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied. Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned. Revenues from the sale of batter that the Company produces and sales to franchisees are recognized at the time of shipment and are classified in franchising revenue. The Company receives rebates or other payments from suppliers based (directly or indirectly) on sales to franchisees and company-owned stores. Rebates related to franchisees are recorded as franchising revenue when earned. Rebates related to company-owned stores are recorded as a reduction to cost of sales when earned.

   Leases

     The Company has various operating lease commitments on both company-owned and franchised store locations and equipment. Expenses of operating leases with escalating payment terms, including leases underlying subleases with franchisees, are recognized on a straight-line basis over the lives of the related leases. The Company accrues contingent rental expense on a monthly basis for those retail stores where contingent rental expense is probable.


   Income Taxes

     The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

   Foreign Currency Translation

     The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the periods presented.
Translation gains or losses are insignificant for the periods presented.

   Fair Value of Financial Instruments

     The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $101,250,000 and $135,100,000 as of January 3, 1998 and January 2, 1999,
respectively. These estimates are based on quoted market prices. The book values of the Company's other financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and other long-term debt obligations, approximate fair values at the respective balance sheet dates.

   Recent Accounting Pronouncement

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's consolidated financial statements.

   Reclassifications

     Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the current period presentation.


3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-Term Debt

     Long-term debt consists of the following:

                                                                                January 3, 1998 January 2, 1999
Series  A/B  senior   unsecured   notes,   interest  at  101/8  percent  payable
   semi-annually in arrears on June 1 and December 1, commencing June 1,
   1998, due December 1, 2004.................................................     $100,000,000    $100,000,000
Series C senior unsecured notes, interest at 101/8 percent payable semi-
   annually in arrears on June 1 and December 1, commencing December
   1, 1998, due December 1, 2004..............................................              --       40,000,000
Discount related to the issuance of $40,000,000 Series C senior unsecured
   notes, net of accumulated amortization of $0 and $33,000, respectively.....              --         (566,000)
Notes payable to individuals or corporations with interest terms ranging from non-interest bearing to 15 percent, due at various dates from 1999
   through 2001, requiring monthly payments...................................          756,000      10,259,000
                                                                                ---------------   -------------
                                                                                    100,756,000     149,693,000
Less current portion..........................................................         (472,000)     (8,046,000)
                                                                                ---------------   -------------
                                                                                   $100,284,000    $141,647,000
                                                                                ===============   =============


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     On November 26, 1997, the Company issued $100,000,000 total principal amount of Series A Senior Notes due December 1, 2004 pursuant to an indenture between the Company and the Bank of New York (the "Indenture"). The Series A Senior Notes were issued pursuant to a private transaction that was not subject to the registration requirements of the Securities Act of 1933. On June 12, 1998, a majority of the Series A Senior Notes were exchanged for 10 1/8% Series B Senior Notes due December 1, 2004 (collectively, the "Series A/B Senior Notes"), which were registered under the Securities Act.

     On August 24, 1998, the Company issued $40,000,000 total principal amount of Series C Senior Notes due December 1, 2004 in connection with the Great American Acquisitions. The Series C Senior Notes were issued under the Indenture which also governs the terms of the Series A/B Senior Notes in a private transaction that was not subject to the registration requirements of the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes will be collectively referred to as the "Senior Notes."

     In connection with the issuance of the Series C Senior Notes, the Company recorded a discount of approximately $600,000. This discount is being amortized to interest expense over the approximate six-year life of the Series C Senior Notes.

     The Senior Notes are general unsecured obligations of the Company, rank senior in right of payment to all subordinated indebtedness of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company.

     The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 in cash at redemption prices defined in the Indenture, plus accrued and unpaid interest. In addition, at any time prior to December 1, 2001, the Company may redeem up to a total of 35 percent of the principal amount at a redemption price equal to 110.125 percent of the principal, plus accrued and unpaid interest.

     The Senior Notes contain certain covenants that limit, among other things, the ability of the Company and its subsidiaries to: (i) declare or pay dividends or make any other payment or distribution on account of the Company's or any of its subsidiaries' equity interest (including without limitation, any payment in connection with any merger or consolidation involving the Company); (ii) purchase, redeem or otherwise acquire or retire for value (including, without limitation, in connection with any merger or consolidation involving the Company) any equity interest of the Company or any direct or indirect parent of the Company or other affiliate of the Company; (iii) make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any indebtedness that is subordinated to the Senior Notes, except as payment of interest or principal at stated maturity; or (iv) make any restricted investments except under conditions provided for in the Indenture.

    The total amount of principal maturities of debt at January 2, 1999 are as follows:

    Fiscal Year
    1999........................................................     $ 8,046,000
    2000........................................................         648,000
    2001........................................................         539,000
    2002........................................................         583,000
    2003........................................................         443,000
    Thereafter..................................................     140,000,000
                                                                     -----------
                                                                    $150,259,000
                                                                    ============

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

Line of Credit

      On February 28, 1998, the Company entered into an amended and restated line of credit agreement with a commercial bank which provides for a maximum commitment of up to $15,000,000 secured by essentially all of the assets of the Company. The availability under the line of credit was limited by the Company's Indenture to $4,777,000 as of January 2, 1999. Borrowings under the agreement bear interest, at the Company's option, at either the bank's prime rate or the applicable LIBOR rate plus two percent, with interest payable monthly in arrears. The Company is also obligated to pay the bank a commitment fee in the amount of one quarter of one percent of the unused portion of the revolving loan commitment. As of January 2, 1999, the Company had no outstanding borrowings under the agreement, which expires March 31, 2001. The agreement requires the Company to maintain certain financial ratios including a minimum debt service coverage ratio. At January 2, 1999, the Company was in compliance with the terms of the agreement.

   Capital Lease Obligations

     Future minimum lease payments for equipment held under capital lease arrangements as of January 2, 1999 are as follows:

          Fiscal Year
          1999....................................................   $  415,000
          2000....................................................      357,000
          2001....................................................      358,000
          2002....................................................      287,000
          2003....................................................      182,000
                                                                      ---------
     Total future minimum lease payments..........................    1,599,000
     Less amount representing interest............................     (303,000)
                                                                     ----------
                                                                      1,296,000
     Less current portion.........................................     (299,000)
                                                                     ----------
                                                                      $ 997,000

     As of January 3, 1998 and January 2, 1999, total assets held under capital lease arrangements were approximately $376,000 and $1,024,000 with accumulated amortization of approximately $59,000 and $108,000, respectively.


4.    INCOME TAXES

     The components of the provision for income taxes for the years ended January 3, 1998 and January 2, 1999 are as follows:

                                                       December 28, 1996   January 3, 1998  January 2, 1999
     Current:
          Federal .                                          $ 207,000           $70,000        $    ---
          State   .................................             75,000           228,000         245,000
          Foreign .                                              5,000            57,000          71,000
     Deferred:
          Federal .                                          1,112,000           367,000      (3,021,000)
          State   .................................            277,000            55,000        (469,000)
          Change in valuation allowance............            122,000          (122,000)      3,490,000
                                                            ----------          --------      ----------
               Total provision for income taxes....         $1,798,000          $655,000      $  316,000
                                                            ==========          ========      ==========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows for the period ended December 28, 1996 and for the years ended January 3, 1998 and January 2, 1999:

                                                        December 28, 1996   January 3, 1998
     Federal statutory income tax rate.................        34.0%               34.0%
          Dividends paid by subsidiary.................         ---                34.5
          Amortization of non-deductible goodwill......         ---                12.3
          Net operating losses utilized................         ---                (3.9)
          State income taxes, net of federal benefit...         5.3                 5.3
          State franchise minimum taxes................         ---                44.0
          Foreign taxes................................         ---                12.3
          Change in valuation allowance................         3.2               (26.3)
          Other........................................         4.1                29.3
                                                               ----                ----
     Effective income tax rate.........................        46.6%              141.5%
                                                               ====               =====

      No rate reconciliation is provided for the year ending January 2, 1999 due to the fact that the Company incurred a net loss before income taxes but incurred a tax provision due to state franchise minimum taxes and foreign taxes.

     The significant components of the Company's deferred income tax assets and liabilities at January 3, 1998 and January 2, 1999 are as follows:

                                                              December 28, 1996  January 3, 1998  January 2, 1999
Deferred income tax assets:
     Property and equipment reserve...........................       $3,501,000     $2,014,000   $   3,311,000
     Store closure reserve....................................        1,868,000      2,202,000       5,845,000
     Transaction cost accrual.................................          789,000        565,000         514,000
     Net operating loss carryforward..........................          782,000      4,875,000      12,268,000
     Legal reserve............................................          470,000        302,000         150,000
     Lease accrual............................................          403,000         92,000             ---
     Other reserves...........................................              ---         81,000         388,000
     Accrued expenses.........................................          334,000        230,000         529,000
     Alternative minimum tax credit carryforward..............          207,000        207,000         215,000
                                                                  -------------   ------------    ------------
        Total deferred income tax assets......................        8,354,000     10,568,000      23,220,000
     Valuation allowance......................................       (4,482,000)    (5,160,000)    (15,560,000)
                                                                   ------------   ------------    -------------
        Deferred income tax assets net of valuation allowance         3,872,000      5,408,000       7,660,000
                                                                   ------------   ------------    ------------
Deferred income tax liabilities:
     Accumulated depreciation and amortization................         (850,000)    (1,548,000)     (3,464,000)
     Other   .                                                          (13,000)      (361,000)       (697,000)
                                                                   ------------   ------------    ------------
        Total deferred income tax liabilities.................         (863,000)    (1,909,000)     (4,161,000)
                                                                   ------------   ------------    ------------
        Net deferred income tax assets........................       $3,009,000     $3,499,000    $  3,499,000
                                                                   ============   ============    ============

     Management has provided valuation allowances on portions of the deferred income tax assets arising from the Company's business combinations. The valuation allowances established in connection with purchase accounting are not recorded through the provision for income taxes, but rather, as an increase to goodwill. During the years ended January 3, 1998 and January 2, 1999, valuation allowances of $800,000 and $6,910,000, respectively, were recorded in connection with accounting for business combinations. As of January 2, 1999, the Company had net operating losses of $31,232,000 that can be carried forward to reduce federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has acquired companies which have had a greater than 50 percent ownership change. Consequently, a certain amount of these companies' tax net operating loss carryforwards available to offset future taxable income in
              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of these companies' value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years. Although realization of the net deferred income tax assets of $3,499,000 is not assured, management believes that it is more likely than not that these assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.


5.   STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES

     The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the Company's policy provides for the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be resolved with the landlord. No operating losses are accrued for. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount.


   Mrs. Fields Inc. and Affiliates and Original Cookie Company and Affiliates

     In connection with the Mrs. Fields Inc. and Original Cookie Company acquisitions (see Note 1), the Company formulated a plan to exit certain stores that did not meet certain financial and geographical criteria. In general the plan entailed closing stores that were not profitable and franchising stores that were profitable but contributed less than $50,000 in store annual cash contribution for cookie stores and less than $35,000 in annual store cash contribution for pretzel stores. Management identified 138 stores to be closed (13 of these stores were closed prior to the acquisition but had continuing lease obligations) and 64 stores to be franchised. As of January 2, 1999, there were 23 stores remaining to be exited. The timing to implement the plan was developed based on discussions and relationships with major shopping mall developers.

     At the date of the acquisitions, in accordance with Emerging Issues Task Force Issue 95-3 ("EITF 95-3"), the Company established a store closure reserve of $5,060,000 for the 138 stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. There was no reserve established related to the 64 stores to be franchised. Management continued to refine the plan for closing the stores after the date of the acquisitions which entailed further analysis of lease agreements and meeting with developers to assess timing and estimated lease termination costs.

     Management finalized the store closure plan in early September 1997, within one year of the date of the acquisitions. At that time, the Company recorded an additional $1,357,000 to the store closure reserve to reflect the finalized plan estimates of lease termination costs and adjusted goodwill by a comparable amount under the provisions of purchase accounting. The increase in the reserve related solely to the 138 stores originally identified to be closed. During the year ended January 2, 1999, the Company reassessed the adequacy of the store closure reserve related to the remaining stores left to be closed and recorded an additional $1,693,000 to the reserve. This portion of the store closure reserve was expensed in the Company's statement of operations for the fiscal year ended January 2, 1999 as the decision to increase the reserve was made subsequent to finalization of the original plan.
No other significant changes have been made to the plan.

     Pursuant to the exit plan, at the date of the acquisitions, the Company established an impairment reserve of $10,921,000 against the property and equipment of the stores the Company planned to exit, in order to record those assets at net realizable value. The property and equipment of 117 of the total stores to be closed were recorded at net values of zero. The property and equipment of 54 of the total stores to be franchised were recorded at the estimated net realizable amount recoverable through a franchise sale. The property and equipment of the remainder of the stores to be closed or franchised had already been reduced to net realizable value prior to the acquisitions.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

   H&M

     In connection with the H&M acquisition (see Note 1), the Company formulated a plan to exit certain pretzel stores that did not meet certain financial and geographical criteria. Management identified 11 stores to be closed. All of the stores identified for closure are planned to be closed by the end of fiscal year 1999. The timing to implement the plan was developed based on discussions and relationships with major shopping mall developers.

     At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $1,000,000 for the 11 stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. Additionally, the Company established an impairment reserve of $2,500,000 against the property and equipment of the stores the Company planned to exit, in order to record those assets at net realizable value.

   Pretzel Time

     In connection with the Pretzel Time acquisition (see Note 1), the Company formulated a plan to exit certain pretzel stores that did not meet certain financial and geographical criteria. Management identified four stores to be closed. All of the stores identified for closure are planned to be closed by the end of fiscal year 1999. The timing to implement the plan was developed based on discussions and relationships with major shopping mall developers.

     At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $500,000 for the four stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties.

   Great American

     In  connection  with the Great  American  Acquisitions  (see  Note 1),  the
Company formulated a plan to exit certain cookie stores that did not meet certain financial and geographical criteria. Management identified 54 stores to be closed and 11 stores to be franchised. All of the stores identified for closure are planned to be closed by the end of fiscal year 2000. The timing to implement the plan was developed based on discussions and relationships with major shopping mall developers.

     At the date of the acquisitions, in accordance with EITF 95-3, the Company established a store closure reserve of $3,548,000 for the 54 stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. There was no reserve established related to the 11 stores to be franchised. The Company established an impairment reserve of $2,150,000 against the property and equipment of the stores the Company planned to exit, in order to record those assets at net realizable value.

   Pretzelmaker

     In connection with the Pretzelmaker acquisition (see Note 1), the Company formulated a plan to exit certain pretzel stores that did not meet certain financial and geographical criteria. Management identified seven stores to be closed. All of the stores identified for closure are planned to be closed by the end of fiscal year 2000. The timing of implementation of the plan was developed based on discussion and relationships with major shopping mall developers.

     At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $500,000 for the seven stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. Additionally, the Company established an impairment reserve of $327,000 against the property and equipment of the stores the Company planned to exit in order to record those assets at net realizable value.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Store Closure Reserves Established for Continuing Company-Owned and Franchised Stores

     During the fiscal year ended January 3, 1998, the Company increased its store closure reserve by $538,000 for seven continuing company-owned stores that were closed during fiscal year 1997 and for three continuing company-owned stores targeted for closure. This portion of the store closure reserve was expensed in the Company's consolidated statement of operations for the year ended January 3, 1998, as these stores were not identified for closure as part of any of the Company's store closure plans associated with the business combinations.

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit 41 stores across all concepts that are not meeting certain financial and geographical criteria. The plan also committed the Company to exit 13 underperforming franchised stores that the Company determined to disenfranchise as of January 2, 1999. The identified stores to be exited under this plan are not part of the stores in the process of being closed in connection with the various business combination exit plans discussed above. These stores were originally identified as continuing company-owned stores at the date of acquisition, however, the stores have not performed as expected. The Company intends to exit the stores primarily through closing and franchising. In connection with this plan, the Company increased the store closure reserve by $5,610,000. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

   Consolidated Analysis

     The following table presents a summary of the activity in the store closure reserve for the periods indicated for stores to be closed and franchised:

                                             Mrs. Fields
                                               Inc. and
                                              Original                    Pretzel     Great
                                              Cookie Co.       H&M          Time    American   Pretzelmaker Consolidated
Inception, September 18, 1996.............    $5,060,000    $           $     --  $      --     $     --    $ 5,060,000
                                                                   --
Utilization from inception (September 18,
1996)to January 3, 1998...................      (305,000)          --         --         --           --       (305,000)
                                              ----------    ---------    -------  ----------   ---------    -----------
Balance, December 28, 1996................     4,755,000           --         --         --           --      4,755,000
To record obligations related to stores
   identified for closure upon
   acquisition, July 25, 1997.............            --    1,000,000         --         --           --      1,000,000
To record obligations related to stores
   identified for closure upon
   acquisition, September 2, 1997.........            --           --    500,000         --           --        500,000
Finalization of store closure plan for
   obligations related to stores
   originally identified..................     1,357,000           --       --           --           --      1,357,000
Provision for continuing company-owned
   operating stores targeted for closure         538,000           --       --           --           --        538,000
Utilization from December 28, 1996 to
   January 3, 1998........................    (2,683,000)          --     (1,000)        --           --     (2,684,000)
                                             ------------   ---------   --------  ---------    ---------    -----------
Balance, January 3, 1998..................     3,967,000    1,000,000    499,000         --                   5,466,000
To record obligations related to stores
   identified for closure upon
   acquisition, August 24, 1998...........            --           --         --  3,548,000           --      3,548,000
To record obligations related to stores
   identified for closure upon
   acquisition, November 19, 1999.........            --           --         --         --      500,000        500,000
Additional reserves for stores originally
    identified for closure, January 2, 1999    1,693,000           --        --          --           --      1,693,000
Additional reserves for continuing company-
   owned and franchised stores targeted for
   closure, January 2, 1999...............     4,674,000      367,000    264,000    305,000           --      5,610,000
Utilization for the 52 weeks ended
   January 2, 1999........................    (1,932,000)     (19,000)    (6,000)  (149,000)          --     (2,106,000)
                                              ----------    ---------     -----  ----------     --------      ---------
Balance, January 2, 1999..................    $8,402,000   $1,348,000   $757,000 $3,704,000     $500,000    $14,711,000
                                              ==========   ==========   ======== ==========     ========    ===========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the periods indicated:

                     Mrs. Fields Inc.
                            and
                     Original Cookie        H&M           Pretzel Time       Great American     Pretzelmaker      Consolidated
                     To Be     To Be    To Be    To Be    To Be    To Be     To Be    To Be    To Be    To Be     To Be    To Be
                    Closed  Franchised Closed  Franchised Closed Franchised Closed Franchised Closed Franchised  Closed  Franchised
Stores identified
 for closure or
 franchise at
 inception, September
 18, 1996              138      64        --       --       --        --      --        --       --      --        138        64
Stores closed prior
 to Inception          (13)     --        --       --       --        --      --        --       --      --        (13)       --
Stores closed or
 franchised from
 Inception
 (September 18, 1996)
 to December 28, 1996  (17)     (3)      --        --      --         --      --        --       --      --        (17)       (3)
                      ----    ----    -----     -----    ----       ----    ----      ----    -----   -----     ------        ---
Balance, December
  28, 1996             108      61       --        --      --         --     --         --       --      --        108        61
Stores identified
 for Closure or
 franchise Upon
 acquisition, July
 25, 1997               --      --       11         --      --        --     --         --      --       --         11        --
Stores identified
 for Closure or
 franchise upon
 acquisition,           --      --       --         --       4        --     --         --      --       --          4        --
 September 2,1997
Stores closed or
  franchised from
  December 28,
  1996 to January
  3, 1998.........     (70)     (9)      (3)       --       --        --     --         --      --       --        (73)       (9)
                      ----    ----    -----     -----   ------    ------   -----     -----    ----    -----       ----       ---
Balance, January 3,
  1998............      38      52        8        --        4        --     --         --      --       --         50        52
Stores identified
 for closure or
 franchise upon
 acquisition,           --      --       --        --       --        --     54         11      --       --         54        11
 August 24, 1998.
Stores identified
 for closure or
 franchise upon
 acquisition,
 November 19, 1998      --      --       --        --       --        --     --        --       7        --          7        --
Stores closed or
 franchised for
 the 52 weeks ended    (15)    (16)      (2)       --       (1)       --    (11)       --      --        --       (29)       (16)
 January 2, 1999      ----   -----      ---     -----      ---     -----   ----      ----    ----     -----     -----       ----
Balance, January 2,
 1999                   23      36        6        --       3         --     43        11       7        --        82         47
                    ======   =====    =====     =====     ===      =====   ====      ====    ====     =====     =====      =====


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the periods indicated for stores to be closed and franchised:

                                                      Mrs. Fields,
                                                        Inc. and                  Great
                                                        Original       H&M       American   Pretzelmaker Consolidated
                                                      Cookie Co.
Inception, September 18, 1996.......................   $10,921,000  $       --  $       --  $       --  $10,921,000
Utilization from inception (September 18, 1996) to
December 28,                                              (854,000)         --          --          --     (854,000)
  1996 related to stores to be closed...............
Utilization from inception (September 18, 1996) to
December 28, 1996 related to stores to be franchised      (215,000)         --          --          --     (492,000)
                                                      ------------   ---------   ---------  ----------  -----------
Balance, December 28, 1996..........................     9,852,000          --          --          --    9,852,000

To record property and equipment impairment upon
  acquisition, July 25, 1997........................           --     2,500,000         --          --    2,500,000
Utilization from December 28, 1996 to January 3, 1998
  related to stores to be closed....................    (3,299,000)    (208,000)        --          --   (3,507,000)
Utilization from December 28, 1996 to January 3, 1998
  related to stores to be franchised................      (492,000)          --         --          --     (492,000)
                                                      ------------    ---------  ---------  ----------    ---------
Balance, January 3, 1998............................     6,061,000    2,292,000         --          --    8,353,000
To record property and equipment impairment upon
  acquisition, August 24, 1998......................           --            --  2,150,000          --    2,150,000
To record property and equipment impairment upon
  acquisition, September 9, 1998....................           --            --    973,000          --      973,000
To record property and equipment impairment upon
  acquisition, November 19, 1998....................           --            --         --     327,000      327,000
Utilization for the 52 weeks ended January 2, 1999
related to                                              (1,782,000)     (93,000)  (246,000)         --   (2,121,000)
  stores to be closed...............................
Utilization for the 52 weeks ended January 2, 1999
related to stores to be franchised................        (435,000)    (819,000)        --          --   (1,254,000)
                                                       -----------  ----------- ----------  ----------  -----------
Balance, January 2, 1999............................   $ 3,844,000   $1,380,000 $2,877,000    $327,000   $8,428,000
                                                       ===========   ========== ==========    ========  ===========



6.   MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK OF PRETZEL TIME, INC.

     The mandatorily redeemable cumulative preferred stock of Pretzel Time (the " Pretzel Time Preferred Stock") is nonvoting and the preferred stockholders are entitled to cumulative preferred dividends of ten percent for three years, accrued and payable upon redemption. The Pretzel Time Preferred Stock must be redeemed at $10,000 per share, plus unpaid and accumulated dividends, on September 1, 1999. The excess of the redemption price over the carrying value is being accreted over the period from issuance to September 1, 1999, using the effective interest method and is being charged to the accumulated deficit of Pretzel Time. In the event of a liquidation or sale of Pretzel Time, the preferred stockholders are entitled to receive payment of $10,000 per share, plus accumulated dividends.

     During the period from the acquisition of a majority ownership in Pretzel Time (September 2, 1997) to January 2, 1999, Pretzel Time increased the liquidation preference of the Pretzel Time Preferred Stock by $212,000, in lieu of paying cash dividends. In addition, the Pretzel Time Preferred Stock was increased by $538,000, for the accretion required over time to amortize the original issue discount incurred at the time of issuance. As of January 2, 1999, accrued dividends of $339,000, were unpaid.

     During the period from September 2, 1997 to January 2, 1999, Pretzel Time repurchased 17.5 shares of the Pretzel Time Preferred Stock for an total of $175,000 in cash, or $10,000 per share, plus accrued dividends totaling approximately $20,200. As of January 2, 1999, there are 127 shares of Pretzel Time Preferred Stock issued and outstanding with a total liquidation preference of approximately $1,495,000.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

7.   COMMITMENTS AND CONTINGENCIES

   Stock Pledged as Collateral

     Mrs. Fields' Holding has pledged all of the Company's capital stock as collateral for Mrs. Fields' Holding's 14 percent Senior Secured Discount Notes due December 1, 2005 (the " Mrs. Fields' Holding Discount Notes"). Mrs. Fields' Holding issued the Mrs. Fields' Holding Discount Notes on August 24, 1998, in connection with the Great American Acquisitions and the Mrs. Fields' Holding Equity Infusion (see Note 1). In connection with the issuance of the $55,000,000 principal amount at maturity of Mrs. Fields' Holding Discount Notes, Mrs. Fields' Holding recorded an total original issue discount of approximately $24,136,000. The principal amount of the Mrs. Fields' Holding Discount Notes will accrete at a rate of 14 percent compounded semi-annually to a total principal amount of $55,000,000 at December 1, 2002. Thereafter, the Mrs. Fields' Holding Discount Notes will accrue interest at the annual rate of 14 percent, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2003.

     Mrs. Fields' Holding is a holding company and does not have separate operations from which it can generate cash flows. Under the circumstances, Mrs. Fields' Holding would likely be dependent on its owners' and the Company's cash flows to make principal and interest payments when due. Interest payments totaling $7,700,000 per year will commence in 2003. The Company has not guaranteed, nor is it obligated to make principal or interest payments related to the Mrs. Fields' Holding Discount Notes. However, in accordance with the Company's Indenture, the Company may pay dividends to Mrs. Fields' Holding, in order for Mrs. Fields' Holding to service the debt, if no default or event of default occurs under the Indenture and certain fixed charge coverage ratios and consolidated net income tests are met. The Mrs. Fields' Holding Discount Notes are effectively subordinated to the Company's Senior Notes.

   Legal Matters

     The Company is the subject of certain legal actions, which it considers routine to its business activities. Management, after consultation with legal counsel, believes that the potential liability to the Company under any such actions is adequately accrued for or will not materially affect the Company's consolidated financial position or results of operations.

   Operating Leases

     The Company leases retail store facilities, office space and equipment under long-term noncancelable operating lease agreements with remaining terms of one to ten years. Certain of the retail store leases provide for contingent rentals based on gross revenues. Additionally, as part of the Company's franchising program, certain locations have been subleased to franchisees.

     Rent expense was as follows for the periods presented:

                                                     Inception (September
                                                         18, 1996) to       53 Weeks Ended     52 Weeks Ended
                                                      December 28, 1996    January 3, 1998    January 2, 1999
                                                      -----------------    ----------------   ---------------

Minimum rentals.....................................       $8,216,000         $30,654,000       $36,834,000
Contingent rentals. ................................          105,000             432,000           553,000
Sub-lease rentals. .................................       (2,220,000)         (8,756,000)      (12,550,000)
                                                           ----------         -----------       -----------
                                                           $6,101,000         $22,330,000       $24,837,000
                                                           ==========-        ===========       ===========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     As of January 2, 1999, the future minimum lease payments due under operating leases (including future minimum lease payments for stores in the process of being closed or franchised), which include required lease payments for those stores that have been subleased, are as follows:

     Fiscal Year
     1999....................................................       $37,686,000
     2000....................................................        32,337,000
     2001....................................................        27,066,000
     2002....................................................        23,033,000
     2003....................................................        18,246,000
     Thereafter..............................................        33,504,000
                                                                     ----------
                                                                   $171,872,000

     As of January 2, 1999, the future minimum sublease payments due to the Company under these leases are as follows:

     Fiscal Year
     1999....................................................      $ 12,550,000
     2000....................................................        10,676,000
     2001....................................................         8,741,000
     2002....................................................         7,277,000
     2003....................................................         5,716,000
     Thereafter..............................................         8,717,000
                                                                   ------------
                                                                   $ 53,677,000


   Contractual Arrangements

     The Company entered into a supply agreement to buy frozen dough products through 2000. The agreement stipulates minimum annual purchase commitments of not less than 23,000,000 pounds of the products each year through the end of the contract. The Company also entered into two supply agreements to buy chocolate products through August 1999 and January 2000. The agreements stipulate minimum purchase commitments of which 1.9 million and 1.5 million pounds, respectively, had not been purchased as of January 2, 1999. The terms the frozen dough and chocolate purchase agreements include certain volume incentives and penalties. Under each, the Company and the supplier may terminate the supply agreement if the other party defaults on any of the performance covenants. The Company also entered into several other immaterial purchase agreements to buy products.

     The Company has assumed an agreement with a third-party lender to provide financing to franchisees for the purchase of existing Company stores. Under the terms of the agreement, a maximum of $5,000,000 may be borrowed from the lender by franchisees of which the Company has agreed to guarantee a maximum of $2,000,000. Outstanding franchisee borrowings guaranteed by the Company under this agreement at January 3, 1998 and January 2, 1999 were approximately $550,000 and $295,000, respectively. Under the terms of the agreement, the Company is required to assume any franchisee obligations which are in default as defined. As of January 2, 1999, the Company has assumed obligations totaling approximately $54,000, respectively, which are included in capital lease obligations.

         The Company recorded deferred credits of approximately $1,204,000 as of September 18, 1996. The deferred credits represent volume rebates associated with the assumption of a long-term marketing and supply agreement with a supplier in connection with the Mrs. Fields Inc. and affiliates and Original Cookie Company and affiliates business combinations discussed in Note 1. Under terms of the agreement, the Company is obligated to purchase a minimum amount of product from the supplier. The supplier periodically prepays rebates to the Company for anticipated purchases. The Company records the prepayments as deferred credits and amortizes them
              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

ratably as purchases are made from the supplier. This agreement was amended in January 1997 and an additional $600,000 in deferred credits were recorded. The amended agreement expires on the later of December 31, 2003 or when the Company has met its revised purchase commitment. In conjunction with this amendment, certain minimum commitments from the previous agreement were carried forward and others were forgiven. Additionally, in November 1997, Pretzel Time entered into a long-term marketing and supply agreement with a supplier. Under terms of the agreement, the Company is obligated to purchase a minimum amount of product from the supplier. An additional $437,000 in deferred credits were recorded under this agreement. The termination date of this agreement will be the later of December 31, 2003 or when Pretzel Time has met its purchase commitment. Under these agreements, the Company recognized approximately $1,393,000, and $812,000 primarily as a reduction to food cost of sales during the years ended January 3, 1998 and January 2, 1999.

     In November 1996, the Company entered into a consulting agreement (the "Consulting Agreement") with Debbi Fields, a director of the Company, under which Debbi Fields travels and performs public relations and advertising activities on behalf of the Company for at least 50 days a year for a fee of $250,000 per year, with an option to perform these services for 20 additional days a year for additional pay of $5,000 per day. The compensation increases by 10 percent a year beginning on January 1, 1999. The Consulting Agreement expires on December 31, 1999. Under the Consulting Agreement, Debbi Fields may not disclose any confidential information of the Company, such as recipes and trade secrets, and may not, without the prior written consent of the Company, compete with the Company.

     The Company has entered into employment agreements with five key officers with terms of two to three years. The agreements are for a total annual base salary of $1,095,000. If the Company terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 to 48 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The agreements have customary provisions for other benefits and also include noncompetition clauses.


8.   RELATED-PARTY TRANSACTIONS

     As of January 3, 1998 and January 2, 1999, the Company had receivables due from franchisees and licensees, primarily related to prepaid rent which the Company had paid on behalf of franchisees, totaling approximately $2,176,000 and $6,003,000, respectively. These amounts are included in amounts due from franchisees and affiliates and are net of allowance for doubtful accounts totaling $582,000 and $1,078,000, respectively.

     As of January 3, 1998 and January 2, 1999, the Company had net payables of approximately $105,000 and $150,000, respectively, due to Mrs. Fields' Holding. The amounts due to or from Mrs. Fields' Holding are recorded in prepaid rent and other in the accompanying consolidated balance sheets.

     During the years ended January 3, 1998 and January 2, 1999, the Company accrued approximately $441,000 and $0, respectively, of interest expense due to Mrs. Fields' Holding related to the convertible subordinated notes Mrs. Fields' Holding purchased. As part of the Refinancing, Mrs. Fields' Holding converted all of the $4,643,000 convertible subordinated notes to equity and the notes were cancelled (see Note 3).

     The Company paid fees to Korn/Ferry International ("Korn/Ferry") totaling approximately $157,000 and $70,600, during the years ended January 3, 1998 and January 2, 1999, respectively. Korn/Ferry is an executive search firm of which one of the Company's directors is the Chairman.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     A director of the Company is a consultant and an advisor to Dillon Read & Co., Inc. ("Dillon Read"). In 1997, the Company paid to Dillon Read a fee of approximately $707,000 in connection with the restructuring of the Company in September 1996. The director's company did not receive a fee from the Company during the fiscal year ended January 2, 1999. The Company believes that the arrangements were on terms that could have been obtained from an unaffiliated third party.

     As of January 2, 1999, the Company has a loan due from the founder and minority stockholder of Pretzel Time totaling $567,000. The note bears interest at an annual rate of ten percent and is payable in monthly installments of principal and interest beginning January 1998 by setoff of, and to the extent of, the founder's bonus payments and dividends received by the founder in his Pretzel Time stock; provided that in any calendar year no more than $100,000 may be so offset. In addition, as of January 2, 1999, the Company is due approximately $526,000 from the founder in connection with certain lease payments related to the purchase of Pretzel Time for which the Company is indemnified. These amounts are recorded in accounts receivable and other assets in the accompanying consolidated balance sheets.

     The Company and Mrs. Fields' Holding expect to enter into a tax-sharing arrangement but as of the date of these financial statements no such agreement has been finalized.


9.   EMPLOYEE BENEFIT PLAN

     The Company sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees. Under the terms of the Plan, employees may make contributions to the Plan, a portion of which is matched by contributions from the Company. The total Company contributions to the Plan for the years ended January 3, 1998 and January 2, 1999 were approximately $97,900 and $171,000, respectively.


10.   REPORTABLE SEGMENTS

     Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by the Chief Operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has two reportable operating segments; namely, company-owned stores and related activity and franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise or license fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. The accounting policies for the segments are discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     Mrs. Fields evaluates performance of each segment based on contribution margin. Mrs. Fields does not allocate any interest income, interest expense, depreciation and amortization or assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table.

                                 Company-owned Stores       Franchising and Licensing      Total
Period ended December 28, 1996
Revenue                                   $ 40,849,000               $1,267,000           $42,116,000
Contribution Margin                         10,761,000                1,267,000            12,028,000
Fiscal 1997
Revenue                                    127,845,000                1,563,000           134,408,000
Contribution Margin                         28,985,000                6,563,000            35,548,000
Fiscal 1998
Revenue                                    140,235,000               14,001,000            154,236,000
Contribution Margin                         30,337,000               10,414,000             40,751,000

     The reconciliation of contribution margin to net income (loss) is as follows:

                                        Period Ended
                                      December 28, 1996             Fiscal 1997          Fiscal 1998
                                      -----------------             -----------          -----------

Contribution margin                      $ 12,028,000                $35,548,000         $  40,751,000
General and
   administrative expense                  (4,035,000)               (16,192,000)          (19,017,000)
Store closure provision                           ---                   (538,000)           (7,303,000)
Depreciation and amortization              (2,344,000)               (10,403,000)          (19,820,000)
Interest expense, net                      (1,793,000)                (7,584,000)          (12,574,000)
Other expense                              (1,895,000)                (1,805,000)           (1,180,000)
                                        --------------              ------------         -------------
Net income (loss)                       $    1,961,000              $   (974,000)        $ (19,143,000)
                                        ==============              =============        ==============

     Geographic segment information is as follows:

                                                         International        Domestic       International
                               Domestic Company-owned    Company-owned    Franchising and     Franchising
                                       Stores                Stores           Licensing      and Licensing
Revenue
Period ended December 28, 1996        $  40,849,000       $        ---      $ 1,158,000           $109,000
Fiscal 1997                             127,736,000            109,000        6,150,000            413,000
Fiscal 1998                             140,018,000            217,000       13,738,000            263,000


     Revenues from international franchising and licensing are secured from Canada and Ausralia with no other countries having material representation. Revenues from international company-owned stores are immaterial.

     There were no customers who accounted for more than 10% of Mrs. Fields' total revenue or either segment's revenue.


11.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's obligation related to its $140,000,000 total principal amount of Senior Notes due 2004 (see Note 3) is guaranteed on a joint and several basis and on a senior basis by four of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., which are Guarantors, and Pretzel Time, Inc., which will become a Guarantor (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada and Pretzelmaker of Canada, and three partially owned subsidiaries, (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) TO DECEMBER 28, 1996
                             (Dollars in thousands)

                                                                               Non-
                                                       Parent    Guarantor  Guarantor
                                                      Company   Subsidiary Subsidiaries Eliminations Consolidated
NET REVENUES .                                         $41,557   $    559  $        --    $      --  $   42,116
                                                       -------   --------  -----------    ---------  ----------
OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs..............    19,492         --           --           --      19,492
     Cost of sales..................................    10,596         --           --           --      10,596
     General and administrative.....................     3,871        146           18           --       4,035
     Depreciation and amortization..................     2,027        317           --           --       2,344
                                                     ---------  ---------   ----------    ---------  ----------
          Total operating costs and expenses........    35,986        463           18           --      36,467
                                                      --------  ---------   ----------   ----------  ----------
          Income (loss) from operations.............     5,571         96          (18)          --       5,649
INTEREST EXPENSE AND OTHER, net.....................    (1,410)      (383)          --           --      (1,793)
                                                     ---------  ---------   ----------   ---------- -----------

     Income (loss) before provision for income taxes,
        preferred stock accretion
        and dividends of subsidiaries and equity in net
        loss of consolidated subsidiaries...........     4,161       (287)         (18)          --       3,856
PROVISION FOR INCOME TAXES..........................    (1,798)        --           --           --      (1,798)
                                                     ---------    -------  -----------   ----------  ----------

     Income (loss) before preferred stock
        accretion and dividends of subsidiaries and
        equity in net loss of consolidated
        subsidiaries................................     2,363       (287)         (18)          --       2,058
PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES........................        --        (97)          --           --         (97)
EQUITY IN NET LOSS OF CONSOLIDATED
   SUBSIDIARIES.....................................      (402)        --           --          402          --
                                                     ---------    -------   ----------  -----------  ----------

NET INCOME (LOSS)...................................  $  1,961   $   (384)  $      (18) $       402  $    1,961
                                                      ========   ========   ==========  ===========  ==========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (SEPTEMBER 18, 1996) TO DECEMBER 28, 1996
                             (Dollars in thousands)

                                                                                  Non-
                                                           Parent    Guarantor  Guarantor
                                                          Company   Subsidiary Subsidiarie Eliminations Consolidated
NET CASH PROVIDED BY OPERATING
   ACTIVITIES...........................................    $ 6,990      $ 589       $  30      $  --      $ 7,609
                                                            --------     ------      -----      ------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash paid for acquisitions and related
        expenses........................................    (12,508)    (7,000)         --          --     (19,508)
     Purchase of property and equipment, net............     (1,622)        (1)                             (1,623)
                                                           -------- ---------- -----------       -----     -------
                                                                                        --          --
          Net cash used in investing activities.........    (14,130)    (7,001)         --          --     (21,131)
                                                            ------- --- ------ -----------      ------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock.........     15,000        --           --          --      15,000
     Proceeds from the issuance of mandatorily
        redeemable cumulative preferred stock of
        subsidiary......................................        --       3,500          --          --       3,500
     Proceeds from the issuance of note payable.........        --       3,500          --          --       3,500
     Principal payments on long-term debt...............     (1,769)        --          --          --      (1,769)
                                                           -------- ---------- -----------      ----------- ------
     Net cash provided by financing activities..........     13,231      7,000          --          --      20,231
                                                            ------- ---- ----- -----------      ----------- ------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS..........................................      6,091        588          30          --       6,709
CASH AND CASH EQUIVALENTS, beginning of
   period...............................................         --         --          --          --          --
                                                         ---------- ---------- -----------     ------------ ------
CASH AND CASH EQUIVALENTS, end of
   period...............................................    $ 6,091      $ 588       $  30      $  --      $ 6,709
                                                            =======-     =====       =====      ======     =======
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Interest paid......................................       $ 28 $       --      $  --       $  --       $  28

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 3, 1998
                             (Dollars in thousands)

                  ASSETS

                                                                                 Non-
                                                         Parent    Guarantor   Guarantor
                                                        Company   Subsidiary Subsidiaries Eliminations Consolidated
CURRENT ASSETS:
     Cash and cash equivalents.......................      $14,270     $ 725      $ 1,292      $  --      $ 16,287
     Accounts receivable, net........................        1,388       --           147         --         1,535
     Amounts due from (to) franchisees and
        licensees, net...............................        1,517       659          --          --         2,176
     Inventories.....................................        3,094       --             6         --         3,100
     Other current assets............................        6,593      (615)        (253)        --         5,725
                                                             ----- ----------     -------     ------      --------

          Total current assets.......................       26,862       769        1,192         --        28,823
PROPERTY AND EQUIPMENT, net..........................       28,907         1          294         --        29,202
INTANGIBLES, net.....................................       59,928    17,725        6,041         --        83,694
INVESTMENT IN SUBSIDIARIES...........................       23,089       --           --      (23,089)          --
OTHER ASSETS .                                               7,902       --            63          --        7,965
                                                          --------  --------     --------   ---------   ----------
                                                          $146,688  $ 18,495      $ 7,590    $(23,089)   $ 149,684
                                                          ========  ========     ========   =========   ==========

         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital
        lease obligations............................        $  --     $ --        $  614      $  --        $  614
     Accounts payable................................        3,621        36          148         --         3,805
     Accrued liabilities.............................       10,499        25          747         --        11,271
                                                            ------    ------       ------      -----        ------
          Total current liabilities..................       14,120        61        1,509         --        15,690
LONG-TERM DEBT AND CAPITAL
LEASE OBLIGATIONS, net of current portion............      100,000       --           467         --       100,467
OTHER ACCRUED LIABILITIES............................        1,802       --           --          --         1,802
MANDATORILY REDEEMABLE
   CUMULATIVE PREFERRED STOCK........................           --       --           902         --           902
MINORITY INTEREST....................................           --       --           --           58           58
STOCKHOLDER'S EQUITY.................................       30,766    18,434        4,712     (23,147)      30,765
                                                          --------  --------      -------    --------    ---------
                                                          $146,688  $ 18,495      $ 7,590    $(23,089)   $ 149,684
                                                          ========  ========      =======    ========    =========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 3, 1998
                             (Dollars in thousands)

                                                        Parent     Guanantor  Non-Guarantor
                                                        Company    Subsidiary Subsidiaries Eliminations Consolidated
NET REVENUES .                                          $125,991     $2,004      $ 7,077      $ (664)   $ 134,408
                                                        --------     ------      -------      ------    ---------
OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs..............      63,765         --        3,731        (664)      66,832
     Cost of sales..................................      31,173         --          855          --       32,028
     General and administrative.....................      14,215      1,066          911          --       16,192
     Store closure provision........................         538         --           --          --          538
     Depreciation and amortization..................       8,745      1,125          533          --       10,403
                                                         -------    -------      -------      ------     --------
          Total operating costs and expenses........     118,436      2,191        6,030        (664)     125,993
                                                         -------    -------      -------      ------     --------
          Income (loss) from operations.............       7,555       (187)       1,047          --        8,415
INTEREST EXPENSE AND OTHER, net.....................      (6,329)    (1,230)        (393)         --       (7,952)
                                                         -------    -------      -------      ------     --------
     Income (loss) before provision for income taxes,
        preferred stock accretion
        and dividends of subsidiaries and equity in
        net loss of consolidated subsidiaries.......       1,226     (1,417)         654         --           463
PROVISION FOR INCOME TAXES..........................        (535)       (25)         (95)        --          (655)
                                                         -------     ------      -------      -----       -------
     Income (loss) before preferred stock
        accretion and dividends of subsidiaries
        and equity in net loss of consolidated
        subsidiaries................................         691     (1,442)         559         --          (192)
PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES........................         --        (338)        (306)        --          (644)
EQUITY IN NET LOSS OF CONSOLIDATED
   SUBSIDIARIES.....................................      (1,665)        --           --       1,527         (138)
                                                          ------   --------       ------     -------      -------
NET INCOME (LOSS)...................................      $ (974)  $ (1,780)      $  253     $ 1,527      $  (974)
                                                          ======   ========       ======     =======      =======

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 3, 1998
                             (Dollars in thousands)

                                                                                 Non-
                                                         Parent    Guarantor   Guarantor
                                                        Company   Subsidiary Subsidiaries Elimination Consolidated
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES.............................       $ (766)     $ 387      $ 1,298      $  --       $  919
                                                           ------      -----      -------      ------      ------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Net cash paid for acquisitions and related
        expenses....................................      (10,949)       --            --          --     (10,949)
     Purchase of property and equipment, net........       (4,556)       --            --          --      (4,556)
                                                          -------      ----       -------       -----     -------
          Net cash used in investing activities.....      (15,505)       --            --          --     (15,505)
                                                          -------      ----       -------       -----     -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from issuance of long-term debt.......      108,250        --           --           --     108,250
     Principal payments on long-term debt and
        capital lease obligations...................      (76,759)     (250)         (36)          --     (77,045)
     Payment of debt financing costs................       (5,976)       --           --           --      (5,976)
     Payment of cash dividend to Mrs. Fields' Holding      (1,065)       --           --           --      (1,065)
                                                          -------     -----       ------         ----    --------
          Net cash provided by (used in)
             financing activities...................       24,450       (250)         (36)         --      24,164
                                                          -------     ------      -------        ----    --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS......................................        8,179        137        1,262          --       9,578
CASH AND CASH EQUIVALENTS, beginning
   of year.......................................... .      6,091        588           30          --       6,709
                                                          -------     -------     -------        ----    --------
CASH AND CASH EQUIVALENTS, end of
   year ............................................      $14,270      $ 725      $ 1,292      $  --     $ 16,287
                                                          =======      =====      =======      ======    ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
          Interest paid.............................       $7,607      $ 789        $  20       $  --     $ 8,416
          Taxes paid................................          181         25           11          --         217


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 1999
                             (Dollars in thousands)

                  ASSETS

                                                                              Non-
                                                      Parent    Guarantor  Guarantor
                                                     Company   Subsidiarie Subsidiaries Eliminations Consolidated
CURRENT ASSETS:
     Cash and cash equivalents.....................$    3,539 $     1,134 $        7  $           $     4,751
     Accounts receivable, net......................     2,860         304         44          ---       3,208
     Amounts due from franchisees and
        licensees, net.............................     1,297       4,706        ---          ---       6,003
     Inventories...................................     4,631         863          9          ---       5,503
     Other current assets and amounts due from
        (to) affiliates, net.......................    39,368     (33,898)      (592)         ---       4,878
                                                   ----------  ---------- ----------  ----------- -----------
          Total current assets.....................    51,695     (26,891)      (461)         ---      24,343
PROPERTY AND EQUIPMENT, net........................    29,900       1,654        243          ---      31,797
INTANGIBLES, net...................................    75,875      95,601        320          ---     171,796
INVESTMENT IN SUBSIDIARIES.........................    66,484          --         --      (66,484)        ---
OTHER ASSETS .                                          3,688         252         30          ---       3,970
                                                   ----------  ----------  ---------  -----------  ----------
                                                     $227,642  $    70,616 $     132    $ (66,484)   $231,906
                                                     ========  =========== =========    =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and
        capital lease obligations..................      $7,141     $1,204       $   -       $  --     $ 8,345
     Accounts payable..............................      14,223        564          69          --      14,856
     Accrued liabilities...........................      10,956      2,895          18          --      13,869
                                                        -------     ------       ------      -----    --------
          Total current liabilities................      32,320      4,663          87          --      37,070
LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, net of current portion.............     142,367        216          61          --     142,644

OTHER ACCRUED LIABILITIES..........................      10,134         --          --          --      10,134
MANDATORILY REDEEMABLE
   CUMULATIVE PREFERRED STOCK......................          --      1,261          --          --       1,261
MINORITY INTEREST..................................          --         --          --         119         119
STOCKHOLDERS' EQUITY...............................      42,821     64,476         (16)    (66,603)     40,678
                                                      ---------   --------       -----     -------   ---------
                                                       $227,642    $70,616        $132    $(66,484)  $ 231,906
                                                      =========   ========       =====    ========   =========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE 52 WEEKS ENDED JANUARY 2, 1999
                             (Dollars in thousands)

                                                                               Non-
                                                      Parent     Guarantor   guarantor
                                                      Company   Subsidiaries Subsidiarie Eliminations Consolidated
NET REVENUES .                                        $144,057     $13,939   $        37 $  (4,137)    $154,236
                                                    ----------     -------   ------------ ---------  ----------
OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs..............    76,437         ---         334    (1,768)      75,003
     Cost of sales..................................    37,165       3,587          99    (2,369)      38,482
     General and administrative.....................    21,213       5,107         ---       ---       26,320
     Depreciation and amortization..................    16,624       3,196         ---       ---       19,820
                                                    ----------  ----------  ---------- ---------   ----------
          Total operating costs and expenses........   151,439      11,890         433    (4,137)     159,625
                                                    ----------  ----------  ---------- ---------   -----------
     (Loss) income from operations..................    (7,382)      2,049         (56)      ---       (5,389)
INTEREST EXPENSE AND OTHER, net.....................   (13,064)         81         ---       ---      (12,983)
                                                    ----------- ----------  ---------- ---------   ----------
     (Loss) income before provision for income
        taxes, preferred stock accretion and
        dividends of subsidiaries and equity in
        net loss of consolidated subsidiaries.......   (20,446)      2,130         (56)      ---      (18,372)
PROVISION FOR INCOME TAXES..........................      (197)       (119)        ---       ---         (316)
                                                    ----------  ----------  ---------- ---------   ----------
     (Loss) income before preferred stock
        accretion and dividends of subsidiaries
        and equity in net loss of consolidated
        subsidiaries................................   (20,643)      2,011         (56)      ---      (18,688)
PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES........................       ---        (444)        ---       ---         (444)
EQUITY IN NET LOSS OF CONSOLIDATED
   SUBSIDIARIES.....................................     1,500         ---         ---    (1,511)         (11)
                                                    ----------  ----------  ---------- ----------  -----------
NET (LOSS) INCOME...................................  $(19,143)     $1,567  $     (56)  $ (1,511)  $  (19,143)
                                                    =========== ==========  ========== ==========  ==========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE 52 WEEKS ENDED JANUARY 2, 1999
                             (Dollars In thousands)

                                                                                Non-
                                                       Parent     Guarantor   Guarantor
                                                       Company   Subsidiaries Subsidiarie Eliminations Consolidated
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES............................. $   (23,820 $    33,382  $    (133)- $     ---      $9,429
                                                     ----------- -----------  ----------  ---------    --------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Net cash paid for acquisitions and related
        expenses.................................... $   (39,873)      7,038         ---        --- $   (32,835)
     Purchase of property and equipment, net........      (8,228)         (7)        ---        ---      (8,235)
     Proceeds for asset sales........................        176         ---         ---        ---         176
                                                     ----------- ----------- ----------- ---------- -----------
          Net cash (used in) provided by
             investing activities...................     (47,925)      7,031         ---        ---     (40,894)
                                                     ----------------------- ----------- ---------- ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from long-term debt...................      39,400         ---         ---        ---      39,400
     Payment of debt financing costs................      (7,062)        ---         ---        ---      (7,062)
     Equity infusion from Mrs. Fields' Holding......      29,056         ---         ---        ---      29,056
     Principal payments on long-term debt and
        capital lease obligations...................        (257)    (41,000)        ---        ---     (41,257)
     Capital lease repayments                               (123)        ---         ---        ---        (123)
     Reduction in preferred stock of Pretzel Time...         ---         (85)        ---        ---         (85)
                                                     ----------- ----------------------- ---------- ------------
          Net cash provided by (used in)
             financing activities...................      61,014     (41,085)        ---        ---      19,929
                                                     ----------- ----------------------- ---------- -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS.............................     (10,731)       (672)       (133)       ---     (11,536)
CASH AND CASH EQUIVALENTS, beginning
   of period .......................................      14,270       1,806         211        ---      16,287
                                                     ----------- ----------- ----------- ---------- -----------
CASH AND CASH EQUIVALENTS, end of
   Period    ....................................... $      3,539 $    1,134 $       78 $       -- $      4,751
                                                     ============ ======================= ========= ============
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
          Interest paid.............................      $12,405       $ 35         $  --      $  --   $ 12,440
          Taxes paid................................          141         68            --         --        209

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.


                                    PART III

Item 10.   Directors and Officers of the Registrant

     The following table sets forth certain information regarding the executive officers and directors of Mrs. Fields as of January 2, 1999. The directors are also directors of Mrs. Fields' Holding.

  Name                        Age    Title
Larry A. Hodges............    50    Director, President and Chief Executive Officer
L. Tim Pierce..............    47    Senior Vice President, Chief Financial Officer and Secretary
Pat W. Knotts..............    44    Senior Vice President of Operations
Garry Remington............    48    Senior Vice President of Real Estate
Michael R. Ward............    41    Vice President of Administration and Legal Department
Herbert S. Winokur, Jr.....    55    Chairman of the Board of Directors
Richard Ferry..............    61    Director
Debbi Fields...............    42    Director
Nat Gregory................    50    Director
Walker Lewis...............    54    Director
Peter Mullin...............    58    Director
Gilbert Osnos..............    69    Director

                    Mr. Hodges has been President and Chief Executive Officer of
               Mrs. Fields Inc. and Mrs. Fields since March 1994, and a Director of Mrs. Fields and Mrs. Fields' Holding since April 1993. From 1992 to 1994, Mr. Hodges was the Chief Executive Officer of Food Barn Stores, Inc. (Kansas City, Missouri). Earlier Mr. Hodges was a consultant to various manufacturers and retailers. For 25 years, Mr. Hodges was with American Stores Company where he served as President of two of its subsidiaries ranging in annual sales from $600 million to $2.3 billion. Mr. Hodges has over 32 years of experience in the retail field serving as president of four supermarket chains and consultant and director to large food companies. Mr. Hodges is a director of Ameristar Casinos, Inc. and Coinstar, Inc.

                    Mr.  Pierce has been Senior Vice  President  of Mrs.  Fields
               Inc. and Mrs.  Fields since December  1991,  and Chief  Financial
               Officer since August 1993. He was appointed Corporate Secretary in April 1995. Since joining Mrs. Fields Inc. in 1988 and prior to becoming Senior Vice President, Mr. Pierce had served as Vice President of Finance. He was also an Audit Manager and a Senior Audit Manager with Price Waterhouse in Salt Lake City, Utah, and New York, New York. Mr. Pierce is a certified public accountant and has also served on the Board of Directors of Mountain America Credit Union and currently serves as a Director of Pretzel Time.

                    Mr.  Knotts has been Senior Vice  President  of Mrs.  Fields since October 1996. Mr. Knotts' responsibilities include all aspects of store operations and related support functions. Between January 1992 and October 1996, Mr. Knotts served as Executive Vice President of Operations for Original Cookie and Hot Sam, where he was responsible for store operations, marketing, purchasing, construction and store design. Mr. Knotts also held the position of Regional Vice President of Stores for Silo Inc., a $1 billion consumer electronics and major appliance chain.

                    Mr.  Remington has been Senior Vice President of Real Estate of Mrs. Fields since July 1997. Mr. Remington's responsibilities include all aspects of real estate, store construction, remodels and lease negotiations. Between October 1996 and July 1997, Mr. Remington served as Vice President of Real Estate for Sbarro, Inc. From 1994 to 1996, Mr. Remington held the position of Senior Vice President of Leasing for the Woolworth Corporation, with responsibilities for Footlocker, Champ Sports, Northern Reflections, Afterthoughts, and seven other divisions. From 1992 to 1994, Mr. Remington was Vice President and Director of Leasing for the Woolworth Corporation, which he joined in 1972.

                    Mr. Ward has been Vice President of Administration  for Mrs.
               Fields since September 1996. Mr. Ward's responsibilities include management of the Human Resources Department, Benefits and the Legal Department. Between 1991 and 1996, Mr. Ward's responsibilities were overseeing the Legal Department and the Human Resources Department for Mrs. Fields Inc. He is admitted to practice law in the State of Utah.

                    Mr.  Winokur has been  Chairman of the Board of Directors of
               Mrs. Fields and Mrs. Fields' Holding since their inception in September 1996. Mr. Winokur is managing member of Capricorn Holdings, L.L.C., the General Partner of Capricorn. Mrs. Fields is owned by Mrs. Fields' Holding, a portfolio company of Capricorn which owns the majority of Mrs. Field's Holding's stock. Mr. Winokur is President of Winokur Holdings, Inc. (an investment company) and Managing General Partner of Capricorn Investors, L.P. and Capricorn, private investment partnerships concentrating on investments in restructure situations, organized by Mr. Winokur in 1987 and 1994, respectively. Prior to his current appointment, Mr. Winokur was Senior Executive Vice President and Director of Penn Central Corporation. Mr. Winokur is also a Director of NAC Re Corporation, The WMF Group, Ltd., C.C.C. Information Services Corp., Inc., DynCorp., and Enron Corp.

                    Mr.  Ferry  has been a  Director  of Mrs.  Fields  since its inception in September 1996. Mr. Ferry is co-founder and Chairman of Korn/Ferry International, the world's leading executive search firm. Mr. Ferry is on the Board of Directors of Avery Dennison, Dole Food Company and Pacific Life Insurance Company.

                    Debbi  Fields has been a Director of Mrs.  Fields  since its inception in September 1996. Debbi Fields founded a predecessor to Mrs. Fields in 1977 and served as President and Chief Executive Officer until 1993. She currently serves on the Board of several non-profit organizations and lectures throughout the United States to Fortune 500 companies. Debbi Fields is a director of Outback Steakhouse, Inc.

                    Mr.  Gregory  has been a Director of Mrs.  Fields  since its inception in September 1996. Since 1993, Mr. Gregory has served as Chairman and Chief Executive Officer of NATCO, an international supplier of oilfield production equipment, which is a portfolio company of Capricorn. Prior to that he served as Managing Director of Smith Barney from 1991 to 1993. Mr. Gregory is a member and managing director of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and a director of Marine Drilling Companies, Inc.

                    Mr.  Lewis  has been a  Director  of Mrs.  Fields  since its inception in September 1996. Mr. Lewis is the Chairman of Devon Value Advisers. Mr. Lewis served as Chairman of Strategic Planning Associates, specializing in shareholder value strategies. Mr. Lewis was a Senior Advisor at Dillon Read & Co., Inc. and his company, Devon Value Advisors, continues to act as a consultant to Dillon Read. He was a Managing Director of Kidder, Peabody & Co., Inc., President of Avon North America and Executive Vice President of Avon Products, Inc. Mr. Lewis has served on the Board of Directors of Owens Corning, American Management Systems, Incorporated, Jostens, Inc., Marakon Associates and London Fog.

                    Mr.  Mullin has been a  Director  of Mrs.  Fields  since its
               inception  in  September   1996.   Mr.  Mullin   founded   Mullin
               Consulting, Inc. in Los Angeles in 1969, and serves as its Chairman and Chief Executive Officer. He also co-founded Strategic Compensation Associates and serves as Chairman of the firm's Executive Committee. Mr. Mullin is a member of the Board of Directors of Avery Dennison Corporation, 1st Business Bank, Process Technology Holdings, Inc., Golden State Vintners, M Life Insurance Company and the Board of Advisors of CMS Companies.

                    Mr.  Osnos  has been a  Director  of Mrs.  Fields  since its inception in September 1996. Mr. Osnos has served since 1992 as Chairman of Osnos & Company, which provides interim management to companies. He has served as Interim President/CEO/COO to a large array of companies in manufacturing, distribution, retailing and service industries. In 1979 he joined the predecessor firm and became a partner in 1981. He has been Chairman of the Turnaround Management Association and a member of its Board since prior to 1993. He is also on the Board of Directors of Furr's/Bishop's, Inc. and Dunham's Athleisure Corp.

Item 11.   Executive Compensation

     The following table sets forth information with regard to compensation for services rendered in all capacities to Mrs. Fields by its Chief Executive
Officer and the four other most highly compensated executive officers of Mrs. Fields other than the CEO who were serving as executive officers at the end of the last completed fiscal year. Information described in the table reflects compensation earned by such individuals for services with Mrs. Fields or its subsidiaries.

                           SUMMARY COMPENSATION TABLE




                                           Annual Compensation          Long Term Compensation Awards
                                                               Other       Restricted     Securities
 Name and Principal                                            Annual         Stock        Underlying     All Other
     Position               Year    Salary       Bonus      Compensation    Award(s)    Options/SARS(7) Compensation
     ----------             -----   -----       --------       -------     --------        --------     ------------
                                    ($)          ($)           ($)           ($)             (#)           ($)
                                    -----        -----         -----         -----           -----         ---
Larry Hodges                1998    $339,583   $ 150,000       $ 4,833   $    --               --     $471,000(8)
  President and CEO         1997     300,000     185,412         2,177      50,000(6)          --          --
                            1996     262,834         --          1,656        --          229,992          --
L. Tim Pierce               1998     193,430      70,000         2,634        --               --          --
  Senior Vice President     1997     175,000     103,607         1,287        --               --        71,867(8)
  and CFO                   1996     167,723         --          1,107        --           32,856        33,000(1)
Pat Knotts                  1998     191,699      70,000            --        --               --          --
  Senior Vice President     1997     162,500      27,321            --        --               --        23,920(3)
  Operations                1996     172,490     267,212(2)         --        --           32,856         2,912(4)
Michael Ward                1998     135,385      50.000         1,370        --               --          --
  Vice President            1997     109,904      56,393           619        --               --        39,488(8)
  Legal and Administration  1996      83,020         --            526        --           24,642          --
Garry Remington             1998     180,000      33,945            --        --               --          --
  Senior Vice President     1997      82,859         --             --        --           24,642        46,707(5)
  Real Estate               1996          --         --             --        --               --          --

(1) Represents forgiveness of a loan made by Mrs. Fields Inc. in 1993.
(2) Represents payments under retention and employment agreements from Original Cookie/Hot Sam.
(3) Represents payment of relocation expenses of $20,920 and a grant of $3,000 under the Original Cookie 401(k) plan.
(4) Represents a grant under the Original Cookie 401(k) plan.
(5) Represents payment of relocation expenses.
(6) 50% of the restricted shares vested on January 1, 1999 and the other 50% vest on January 1, 2000.
(7) The stock options for common stock of Mrs. Fields' Holding have 10-year terms and were granted as of September 1996, with the exception of Garry Remington's, which were granted as of July 1997. All options have an
    exercise   price  of  $10.00  per  share,   with  the  exception  of  Garry
    Remington's, which have an exercise price of $13.00 per share.
(8) Represents payment under Mrs. Fields Inc.'s Management Value Creation Plan.


Option Grants and Exercises

     The Board of Directors of Mrs. Fields' Holding recently approved the provisions of a director stock option plan (the "Director Stock Option Plan"), providing for the issuance of common stock, par value $.001 per share, of Mrs. Fields' Holding to directors of Mrs. Fields' Holding, and an employee stock option plan (the "Employee Stock Option Plan" and, together with the Director Stock Option Plan, the "Plans"), providing for the issuance of options to purchase common stock of Mrs. Fields' Holding to officers and other employees of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The Plans provide for the issuance of options to purchase a total of 542,840 shares of common stock of Mrs. Fields' Holding to directors of Mrs. Fields' Holding and officers and employees of Mrs. Fields' Holding's subsidiaries, including Mrs. Fields. Of the total 542,840 option shares available, 375,840 shares, representing approximately 10% of the total common stock of Mrs. Fields' Holding on a fully diluted basis, after giving effect to the issuance of stock under the warrants to purchase common stock of Mrs. Fields' Holding and to issuances of stock under options currently issued to directors and employees under the Plans, have been issued. See "Beneficial Ownership of Capital Stock."


Board Compensation

     The Board of Directors of Mrs. Fields meets regularly on a quarterly basis and more often as required. Board members, other than officers of Mrs. Fields and Mr. Winokur, Mr. Gregory and Ms. Fields, are compensated for services rendered annually as follows:

          (1) $12,000 cash; and
          (2) grants of options to purchase common stock of Mrs. Fields' Holding, under the Director Stock Option Plan.

     The Board of Directors of Mrs. Fields' Holding approved the award of options under the Director Stock Option Plan to purchase 3,350 shares of common stock of Mrs. Fields' Holding to each of Messrs. Ferry, Gregory, Lewis, Osnos and Winokur as of January 1, 1997, at an exercise price of $10.00 per share, and the award of options to purchase 1,792 shares of common stock of Mrs. Fields' Holding as of January 1, 1998, at an exercise price of $16.74 to each of the same directors, with the options of Messrs. Gregory and Winokur being issued to Capricorn.

     The Board members were also offered an opportunity to acquire shares of common stock of Mrs. Fields' Holding under a director stock purchase plan (the "Director Stock Purchase Plan"). Such compensation in shares that would be payable or issuable to Messrs. Winokur and Gregory will be paid to Capricorn. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding have been issued to directors and officers of Mrs. Fields under the Director Stock Purchase Plan.


Board Committees

     Three functioning committees of the Board have been organized: an Executive Committee, a Compensation Committee and an AuditCommittee. Following is a brief description of each of these committees.

     Executive Committee.   The Executive Committee is composed of Messrs.
Winokur (Chairman), Gregory and Hodges. The purpose of this committee is to act on behalf of the entire Board of Directors between Board meetings.

     Compensation Committee.   The Compensation Committee is composed of Messrs.
Gregory (Chairman), Mullin and Lewis. The purpose of this committee is to ensure that Mrs. Fields has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of Mrs. Fields.

     Audit Committee.   The Audit Committee is comprised of Messrs. Ferry
(Chairman) and Osnos. The purpose of the Audit Committee is to provide oversight and review of Mrs. Fields' accounting and financial reporting process in consultation with Mrs. Fields' independent and internal auditors.


Indemnification and Compensation

     Mrs. Fields' By-Laws authorize Mrs. Fields to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding upon receipt of an undertaking by or on behalf of such individuals to repay such amounts if so required.


Employment Agreements

     All of the executive officers are parties to employment agreements with Mrs. Fields. Each employment agreement provides for a period of employment of two years (or three years, in the case of Larry Hodges) from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by Mrs. Fields to replace the Fiscal 1994 Incentive Compensation Plan of Mrs. Fields Inc., benefit plans and an equity-based plan or arrangement. If Mrs. Fields terminates employment for cause or if the employee terminates employment without good reason, Mrs. Fields has no further obligation to pay the employee. If Mrs. Fields terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with Mrs. Fields in a line or lines of business of Mrs. Fields that accounts for 10% or more of Mrs. Fields' gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3% of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. The employees who have employment agreements, and their base salaries, are: Larry Hodges, President and Chief Executive Officer, $350,000, L. Tim Pierce, Senior Vice President, Chief Financial Officer and Secretary, $200,000, Pat Knotts, Senior Vice President of Operations, $215,000, Michael Ward, Vice President of Administration and Assistant Secretary, $140,000 and Garry Remington, Senior Vice President of Real Estate, $190,000.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of the date of this report, all of the capital stock of Mrs. Fields is owned by Mrs. Fields' Holding, whose address is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, as of January 2, 1999, believed by us to be accurate based on information provided to us concerning the beneficial ownership of common stock by each stockholder who is known by Mrs. Fields to own beneficially in excess of 5% of the outstanding common stock, and by each director, Mrs. Fields' Chief Executive Officer, each of Mrs. Fields' other four most highly compensated executive officers and all officers and directors as a group, as of January 2, 1999. The stockholders listed below are deemed beneficial owners of common stock of Mrs. Fields as a result of their ownership of common stock of Mrs. Fields' Holding, the owner of 100% of the capital stock of Mrs. Fields. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of January 2, 1999 and give effect to the exercise of warrants issued by Mrs. Fields' Holding. See "Executive Compensation" and "--Board Compensation," As of January 2, 1999, there were eight record holders of common stock of Mrs. Fields' Holding.

                                                                                              Common Stock
                                                                                         Number of  Percentage
Title of Class            Name of Beneficial Owner                                          Shares   Of Class

Common stock, par         Capricorn Investors II, L.P.(1)(2)(3)                           3,080,094     86.1%
                          .
value $0.001 per share,   Larry Hodges(2)(3)...................                              89,141      2.5%
of Mrs. Fields' Holding   Peter Mullin(2)(3)...................                              17,323      0.5%
                          Richard Ferry(2)(3)..................                              12,323      0.3%
                          Walker Lewis(2)(3)...................                               9,823      0.3%
                          Gilbert Osnos(2)(3)..................                               9,823      0.3%
                          L. Tim Pierce(3).....................                              14,785      0.4%
                          Pat Knotts(3)........................                              14,785      0.4%
                          Michael Ward(3)......................                              11,500      0.3%
                          Garry Remington(3)...................                               6,435      0.2%
                          All executive officers and directors as a group (11 persons)    3,266,032     91.3%
                          (2)(3)(4)

(1)  The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.
(2) Larry Hodges, Peter Mullin, Richard Ferry, Walker Lewis and Gilbert Osnos are directors of the Company. Herbert Winokur and Nat Gregory are managing member and member, respectively, of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and are
     directors of Mrs. Fields. See "Management."
(3) The shares and percentages include shares subject to options granted to directors and officers of Mrs. Fields that are currently vested as of January 2, 1999, as follows: Capricorn, 4,246 shares; Mr. Hodges, 45,998 shares; Mr. Mullin, 2,323 shares; Mr. Ferry, 2,323 shares; Mr. Lewis, 2,323 shares; Mr. Osnos, 2,323 shares; Mr. Pierce, 11,500 shares; Mr. Knotts, 11,500 shares; Mr. Ward, 9,857 shares; and Mr. Remington, 4,792 shares; all executive officers and directors as a group, 97,185.
(4) Includes shares beneficially owned by Capricorn.

Item 13.   Certain Relationships and Related Transactions

     Agreements with Debbi Fields and Affiliates. In November 1996, Mrs. Fields entered into a consulting agreement with Debbi Fields, a director of Mrs. Fields, under which Debbi Fields travels and performs public relations and advertising activities on behalf of Mrs. Fields for at least 50 days a year for a fee of $250,000 per year, with an option to perform 20 additional days a year for additional pay of $5,000 per day. The compensation increased by 10% a year beginning on January 1, 1999. The consulting agreement expires on December 31, 1999. Mrs. Fields may terminate the consulting agreement for cause and Debbi Fields may terminate the consulting agreement at any time. Under the consulting agreement, Debbi Fields may not disclose any confidential information of Mrs. Fields, such as recipes and trade secrets, and may not, without the prior written consent of Mrs. Fields, compete with Mrs. Fields.

     In addition, Mrs. Fields has a license agreement with FSG Holdings, Inc., a Delaware Corporation, under which Debbi Fields has a nonexclusive license to use certain trademarks, names, service marks and logos of Mrs. Fields in connection with book and television series projects. Debbi Fields is required to pay 50 percent of any gross revenues in excess of $200,000 that she receives from the book and television series projects to Mrs. Fields as a license fee.

     Mrs. Fields leased certain office space to an entity which is owned in part by Debbi Fields. Billings to the entity for the period from inception (September 18, 1996) to December 28, 1996, the fiscal years ended January 3, 1998 and January 2, 1999 totaled approximately $60,000, $274,000 and $0, respectively, of which approximately $29,000, $23,000 and $0 is included in accounts receivable as of December 28, 1996, January 3, 1998 and January 2, 1999, respectively. The lease was terminated in the first quarter of fiscal year 1998. Mrs. Fields believes that the arrangements were on terms that could have been obtained from an unaffiliated third party.

     Arrangements with Walker Lewis.   Mr. Lewis, a director of Mrs. Fields,
acts as a consultant and an advisor to Dillon Read. Mr. Lewis' company, Devon Value Advisers, received a fee of $250,000, plus expenses, from Mrs. Fields in the first quarter of 1998 under an agreement to provide advisory acquisition and consulting services to Mrs. Fields. Mrs. Fields believes that the arrangement was on terms that could have been obtained from an unaffiliated third party.

     Korn/Ferry Agreement.   Mrs. Fields has paid fees of approximately $70,600
during the year January 2, 1999 to Korn/Ferry International, an executive search firm of which Richard Ferry, a director of Mrs. Fields, is the Chairman, in connection with the hiring of employees for Mrs. Fields. Mrs. Fields believes that the arrangements are on terms that could have been obtained from an unaffiliated third party.

     Arrangements With Mrs. Fields' Holding.   As of December 28, 1996, January
3, 1998 and January 2, 1999, Mrs. Fields had net payables of $98,000, $105,000 and $150,000 due to Mrs. Fields' Holding, respectively. The receivables stem primarily from goods sold and an allocation of payroll and other operating expenses. Mrs. Fields believes that the terms of the sale and allocations are essentially equivalent to the terms that would have been obtained from an unaffiliated third party in a similar transaction.

     Incentive Arrangements.   Under a senior management value creation plan
that was adopted by Mrs. Fields Inc. and assumed by Mrs. Fields at the time of its formation in September 1996, the following payments were made in 1998: $471, 484 to Mr. Hodges; $71,867 to Mr. Pierce; $39,488 to Mr. Ward; and $71,078 to a vice president of Mrs. Fields Inc. Mr. Hodges used $250,000, representing substantially all of this payment after his payment of related taxes, to purchase 25,000 shares of common stock of Mrs. Fields' Holding at $10.00 per share.

     Director Stock Purchase Plan.   Each of the directors of Mrs. Fields was
offered an opportunity to purchase common stock of Mrs. Fields' Holding under the Director Stock Purchase Plan. Under the Director Stock Purchase Plan, shares of common stock of Mrs. Fields' Holding, either restricted or vested, can be issued to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. Restricted shares vested 50% on January 1, 1999 and will vest 50% on January 1, 2000, or earlier, upon a change of control of Mrs. Fields' Holding or Mrs. Fields. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding have been issued to directors and officers of Mrs. Fields under the Director Stock Purchase Plan.

     The Plans. Under the Employee Stock Option Plan, a committee of the Board is authorized to administer the Employee Stock Option Plan and has the power, among other things, to grant awards to officers and other employees of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields, of options for common stock of Mrs. Fields' Holding. The Employee Stock Option Plan provides for the issuance of three types of options. Performance vested options were deemed to be vested 20% for fiscal year 1997 and vest an additional 20% per year for each subsequent fiscal year in which there is a 10% increase in the implied valuation of Mrs. Fields, which is equal to the excess of 5.5 times Adjusted EBITDA for such fiscal year over net debt at the end of such fiscal year. Time vested options vest 25% per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. Upside options vest upon the earlier to occur of the expiration of such option and a change of control, in accordance with certain internal rate of return targets:

     (1) if the IRR through the vesting date is less than 20%, the option will not vest;

     (2)  if the IRR is from 20% to 24.99%, the option will vest one-third;

     (3)  if the IRR is from 25% to 29.99%, the option will vest two-thirds; and

     (4) if the IRR is at least 30%, the option will vest in full.

     IRR means, as of any date, the internal rate of return, determined in accordance with generally accepted practice, on one share of common stock of Mrs. Fields' Holding calculated from September 18, 1996, through the date as of which the determination is being made, using

     (1) a value of $10.00 per share at September 18, 1996 (subject to certain adjustments),

     (2) if the relevant date is the date of a change of control, the value paid under or implicit in the change of control transaction (as determined in good faith by a committee of the Board of Directors), and

     (3) if the relevant date of determination is the expiration of such option, the value determined in good faith based on the implied valuation for the four most recent fiscal quarters for which financial statements are available.

         An total of 492,840 shares of common stock of Mrs. Fields' Holding have been reserved for issuance under the Employee Stock Option Plan. Stock issued under the Employee Stock Option Plan is subject to customary restrictions on transfer.

     Under the Director Stock Option Plan, a committee of the Board is authorized to administer the Director Stock Option Plan and has the power, among other things, to grant awards of options for common stock of Mrs. Fields' Holding to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The Director Stock Option Plan provides for the issuance of time vested options, which vest 25% per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. A total of 50,000 shares of common stock of Mrs. Fields' Holding are reserved for issuance under the Director Stock Option Plan. Common stock of Mrs. Fields' Holding issued under the Director Stock Option Plan is subject to customary restrictions on transfer. Options have been awarded under the Director Stock Option Plan to each of Messrs. Ferry, Gregory, Lewis, Osnos and Winokur to purchase 3,350 shares of common stock of Mrs. Fields' Holding as of January 1, 1997, at an exercise price of $10.00 per share, and to purchase 1,792 shares of common stock of Mrs. Fields' Holding as of January 1, 1998, at an exercise price of $16.74 per share, with the options of Messrs. Gregory and Winokur being issued to Capricorn.

     The Stockholders' Agreement. Mrs. Fields' Holding has entered into a stockholders' agreement with its stockholders. The stockholders' agreement gives rights of first refusal to Mrs. Fields' Holding if any Mrs. Fields' Holding stockholder receives an offer to purchase common stock of Mrs. Fields' Holding and, if Mrs. Fields' Holding does not exercise its rights, gives the rights of first refusal to other Mrs. Fields' Holding stockholders. In the event of a sale to a third party approved by Capricorn, Capricorn has the right to require the other Mrs. Fields' Holding stockholders to sell their common stock of Mrs. Fields' Holding (the "Drag Along"). If Capricorn sells any common stock of Mrs. Fields' Holding, the other Mrs. Fields' Holding stockholders will have the opportunity to sell their common stock of Mrs. Fields' Holding in proportion to their holdings (the "Tag Along"). The stockholders' agreement also provides for piggyback registration rights for all Mrs. Fields' Holding stockholders, and gives one Mrs. Fields' Holding stockholder demand registration rights. The stockholders' agreement gives Mrs. Fields' Holding the option to purchase all of the common stock of Mrs. Fields' Holding held by an officer or director that holds common stock of Mrs. Fields' Holding if such officer or director is terminated. If an officer or director is terminated other than for cause, the officer or director has the right to sell shares to Mrs. Fields' Holding. The stockholders' agreement provides for customary restrictions on transfer of common stock of Mrs. Fields' Holding. The holders of warrants to purchase common stock of Mrs. Fields' Holding will be subject to the Drag Along and benefit from the Tag Along.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)      Financial Statements

(1) See Item 8 "Financial Statements and Supplementary Data" for a list of the financial statements filed as part of this report.

(2) The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report

                                                                            Page
          Schedule II - Valuation and Qualifying Accounts.....................83

(3)      Exhibits Index

                  The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 75.

(b)      Reports filed on Form 8-K during the fourth quarter

              Form 8-K dated October 20, 1998
              Form 8-K/A dated November 4, 1998, originally filed September 8, 1998 Form 8-K/A dated November 4, 1998, originally filed October 20, 1998 Form 8-K dated December 4, 1998 Form 8-K/A dated February 1, 1999, originally filed December 4, 1998

                                  EXHIBIT INDEX

Exhibit
Number   .........                                   Description
------                                               -----------

 2.1 Securities Purchase Agreement by and among Cookies USA, Inc., the Individuals and Entities Identified Therein as The Sellers and Mrs. Fields' Original Cookies, Inc., dated as of August 13, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 2.2 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Jake Tortorice of Chocolate Chip Cookies of Texas, Inc. as Seller. Filed as Exhibit 2.3 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 2.3 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Lawrence J. Cohen, Mildred S. Cohen, Jerome E. Mouton, Steven
        J. Bryan and Jason A. Piltzmaker, holders of all outstanding capital stock of Deblan Corporation, as Sellers Filed as Exhibit 2.2 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 2.4 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and ASK & MSK Family Limited Partnership-II(B), Ltd. Filed as Exhibit 2.4 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.5 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Crossroads Cookies, Inc. Filed as Exhibit 2.5 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 2.6 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Hot Barton and Northpark Cookies, Inc. Filed as Exhibit 2.6 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.333-67389) and incorporated by reference herein.

2.7 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Northpark Cookies, Inc. Filed as Exhibit 2.7 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.8 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Quail Springs Cookies, Inc. Filed as Exhibit 2.8 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 2.9 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Westgate Cookies, Inc. Filed as Exhibit 2.9 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement o Form S-4 (No. 333-67389) and incorporated by reference herein.

3.1 By-Laws of Mrs. Fields' Original Cookies, Inc., filed as Exhibit 3.4 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

4.1 Indenture, dated as of November 26, 1997, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

4.2     Form of Notation of Guarantee (included as Exhibit E to Exhibit 4.1)

4.3    Form of Certificate of Senior Note (included as Exhibit A to Exhibit 4.1)


                            EXHIBIT INDEX (continued)

4.4 First Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
        333-67389) and incorporated by reference herein.

 4.5 Second Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., and The Bank of New York, as trustee, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 4.6 Third Supplemental Indenture, dated as of November 20, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 4.7 Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., Jefferies & Company, Inc. and BT Alex. Brown Incorporated, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.1 Asset Purchase Agreement, dated as of August 7, 1996, among Mrs. Fields Development Corporation, The Mrs. Fields' Brand, Inc. and Capricorn II, L.P., filed as Exhibit 10.1 to the Company's Registration Statement on S- 4 (No. 333-45179) and incorporated by reference herein

10.2 Asset Purchase Agreement, dated as of August 7, 1996, among Mrs. Fields, Inc., Mrs. Fields' Original Cookies, Inc., and Capricorn Investors II, L.P., filed as Exhibit 10.11 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.3 Amended and Restated Marketing Agreement, dated as of January 9, 1997, between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as Exhibit 10.27 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.4 Amendment, dated December 1, 1997, to Amended and Restated Marketing Agreement between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.5 Corollary agreement, dated September 21, 1998, to existing marketing agreement, dated as of January 9, 1997 and amended on November 13, 1997 and December 1, 1997 between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.6 Employment Agreement, dated as of October 1, 1997, between Michael R. Ward and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.28 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.7 Employment Agreement, dated as of October 1, 1997, between Pat Knotts and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.29 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.8 Employment Agreement, dated as of October 1, 1997, between L. Tim Pierce and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.30 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein



                            EXHIBIT INDEX (continued)

10.9 Employment Agreement, dated as of July 1, 1996, between Lawrence Hodges and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.31 the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.10 Employment Agreement, dated as of July 10, 1997, between Garry Remington and Mrs. Fields' Original Cookies, Inc. , filed as exhibit
         2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.11 Lease Agreement, dated as of February 23, 1993, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.32 the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.12 Lease Agreement, dated as of October 10, 1995, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.33 the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.13 Letter of Agreement, dated as of October 1, 1992, between United Airlines, Inc. and Mrs. Fields Development Corporation, filed as Exhibit
        10.34 to the Company's Registration Statement on S-4 (No. 333- 45179) and incorporated by reference herein

 10.14 Lease Agreement, dated as of January 18, 1998, between 2855 E. Cottonwood Parkway, L.C. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.35 to the Company's Registration Statement on S-4 (No. 333 -45179) and incorporated by reference herein

10.15 Amendment to Supply Agreement, dated as of June 19, 1995 between Van Den Bergh Foods Company and Mrs. Fields Inc., filed as Exhibit 10.37 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.16 Stock Acquisition Agreement, dated as of September 2, 1997, among Mrs. Fields' Holding Company, Inc., Pretzel Time, Inc. and Martin E. Lisiewski, filed as Exhibit 10.39 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.17 License Agreement, dated as of March 1, 1992, between Mrs. Fields Development Corporation and Marriott Corporation, filed as Exhibit 10.40 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.18 License Agreement, dated as of October 28, 1993 between Mrs. Fields Development Corporation and Marriott Management Services, Corp., filed as Exhibit 10.41 to the Company's Registration Statement on S-4 (No. 333-45170) and incorporated by reference herein.

 10.19 Stock Acquisition Agreement, dated as of September 2, 1997, among Mrs. Fields' Holding Company, Inc. Pretzel Time, Inc., and Martin E. Lisiewski, filed as Exhibit 10.43 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.20 Franchise Agreement Addendum 2 and Area Development Agreement Addendum 2, dated as of September 2, 1997, between Pretzel Time, Inc. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.44 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.21 Management Agreement, dated as of September 2, 1997, between Mrs. Fields' Original Cookies, Inc. and Pretzel Time, Inc., filed as Exhibit
        10.45 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.22 Stock Purchase Agreement, dated as of September 2, 1997, between Mrs. Fields' Holding Company, Inc. and Martin E. Lisiewski, filed as Exhibit
        10.46 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.23 Shareholder Agreement, dated as of September 2, 1997, among Mrs. Fields' Holding Company, Inc., Martin E. Lisiewski and Pretzel Time, Inc., filed as Exhibit 10.47 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.24 Employment Agreement, dated as of September 2, 1997, between Pretzel Time, Inc. and Martin E. Lisiewski, filed as Exhibit 10.48 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.25 Area Development Agreement, dated as of September 2, 1997, between Pretzel Time, Inc. and Mrs. Fields' Original Cookies, Inc., filed as
        Exhibit 10.49 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.26    $500,000 Promissory Note, dated as of September 2, 1997, between Martin
        E. Lisiewski and Mrs. Fields' Holding Company, Inc., filed as Exhibit
        10.50 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.27 Exchange Agreement, dated September 2, 1997, between Mrs. Fields' Holding Company, Inc. and Martin E. Lisiewski, filed as Exhibit 10.51 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.28 Registration Rights Agreement, dated September 2, 1997, between Mrs. Fields' Holding Company, Inc. and Martin E. Lisiewski, filed as Exhibit
        10.52 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.29 Franchise Development Agreement, dated September 2, 1997, between Mrs. Fields' Original Cookies, Inc. and Pretzel Time, Inc., filed as Exhibit
        10.53 to the Company's Registration Statement on S-4 (No. 333- 5179) and incorporated by reference herein.

 10.30 Asset Purchase Agreement, dated July 23, 1997, among Mrs. Fields' Pretzel Concepts, Inc., H&M Concepts, Inc., and The Managing Members of H&M Concepts Ltd., Co., filed as Exhibit 10.53 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.31 Exhibit A to the Developing Agent Agreement, dated September 2, 1997, between Pretzel Time, Inc. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.54 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.32   Uniform Franchise Offering Circular of Pretzel Time, Inc., filed as
        Exhibit 10.56 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.33 Uniform Franchise Offering Circular of Great American Cookie Company, Inc., as amended on November 24, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein

 10.34 Exhibit B to the Developing Agent Agreement, dated September 2, 1997, between Pretzel Time, Inc., and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.57 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

 10.35 Assignment of Assets and Assumption of Liabilities Agreement, dated July 25, 1997, between H&M Concepts Ltd., Co., and Mrs. Fields' Pretzel Concepts, Inc., filed as Exhibit 10.62 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

                            EXHIBIT INDEX (continued)

10.36 First Amendment to Operating Agreement for UVEST, LLC, dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and NVEST Limited, filed as Exhibit 10.64 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.37 First Amendment to Operating Agreement for LV-H&M, L.L.C., Dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as Exhibit 10.65 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.38 Lease Agreement, dated March 2, 1995, between Price Development Company, Limited Partnership and Mrs. Fields Cookies, filed as Exhibit 10.69 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.39 Consulting Agreement, dated November 26, 1996, between Debra J. Fields and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.70 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

 10.40  Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.41  Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333 -67389) and incorporated by reference herein.

 10.42 Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.43 Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.44 Intellectual Property Security Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.45 Pledge and Security Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.46 Stockholders' Agreement, dated as of July 17, 1998, between Mrs. Fields' Holding Company, Inc. and its Stockholders, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.47 Form of Settlement Agreement and Release, by and among Mrs. Fields' Original Cookies, Inc., Capricorn Investors II, L.P., a Delaware limited partnership, Great American Cookie Company, Inc., Cookies USA, Inc., The Jordan Company, and the Franchisees parties thereto, filed as exhibit
        2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

 10.48 Supply Agreement, dated as of March 30, 1998 between Mrs. Fields' Original Cookies, Inc. and LBI Acquisition Corp. d/b/a Pennant Foods, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.49 Registration Rights Agreement, dated as of November 26, 1997, among Mrs. Fields' Original Cookies, Inc. The Mrs. Fields' Brand, Inc., Jefferies
        & Company, Inc. and BT Alex Brown Incorporated, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.


                            EXHIBIT INDEX (continued)

 12.1 Computation of ratio of earnings to fixed charges of Mrs. Fields' Original Cookies, Inc.

 21.1   Subsidiaries of Mrs. Fields' Original Cookies, Inc.

 23.1   Consent of Arthur Andersen LLP

 27.1 Financial Data Schedule (for SEC use only), filed as Exhibit 27 to the Company's Form 10-Q for the year ended January 2, 1999

 99.3   Schedule II - Valuation and Qualifying Accounts

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' ORIGINAL COOKIES, INC.




                                           April 2, 1999
Larry A. Hodges, President & CEO Date

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date

/s/   *                                     President, Chief Executive Officer                         April 2, 1999
---------------------------
(Larry A. Hodges)                           and Director (Chief Executive Officer)


/s/   *                                     Senior Vice President, Chief Financial                     April 2, 1999
---------------------------
(L. Tim Pierce)                             Officer and Secretary  (Chief Financial Officer)


/s/    *                                    Vice President and Controller                              April 2, 1999
--------------------
(Mark Ostler)                               (Principal Accounting Officer)


/s/    *                                    Chairman of the Board of Directors                         April 2, 1999
--------------------------------
(Herbert S. Winokur)


/s/    *                                    Director                                                   April 2, 1999
------------------
(Richard M. Ferry)


/s/    *                                    Director                                                   April 2, 1999
----------------------
(Debbi Fields)


/s/    *                                    Director                                                    April 2,
1999
(Nathaniel A. Gregory)


/s/    *                                    Director                                                    April 2, 1999
(Walker Lewis)


/s/    *                                    Director                                                    April 2, 1999
----------------------------
(Peter W. Mullin)


 /s/   *                                    Director                                                   April 2, 1999
-----------------------------
(Gilbert C. Osnos)
