Form 10-Q
period 1999-04-03
FIELDS MRS ORIGINAL COOKIES INC
filed 1999-05-18
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     April 3, 1999

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

                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X yes no

The registrant had 400 shares of common stock, $0.01 par value, outstanding at May 18, 1999.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of April 3, 1999 and January 2, 1999.................... 3

         Condensed Consolidated Statements of Operations for the thirteen weeks ended April 3, 1999 and April 4, 1998............................................................ 5

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 3, 1999 and April 4, 1998............................................................ 6

         Notes to Condensed Consolidated Financial Statements............................................. 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........16


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................22

Item 6.   Exhibits and Reports on Form 8-K................................................................22


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                                           April 3,            January 2,
                                                                                            1999                  1999
                                                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   10,492             $   4,751
    Accounts receivable, net of allowance for doubtful accounts of $75 and $74,
       respectively                                                                         1,448                 3,208
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $992 and $1,078, respectively                                            4,980                 6,003
    Inventories                                                                             5,148                 5,503
    Prepaid rent and other                                                                  3,728                 4,017
    Deferred income tax assets, current portion                                               861                   861
                                                                                     -------------            ---------

                Total current assets                                                       26,657                24,343
                                                                                      -----------             ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 32,598                29,914
    Equipment and fixtures                                                                 12,267                17,108
    Land                                                                                      240                   240
                                                                                       ----------             ---------
                                                                                           45,105                47,262
    Less accumulated depreciation and amortization                                        (14,270)              (15,465)
                                                                                      ------------            ---------

                Net property and equipment                                                 30,835                31,797
                                                                                      -----------             ---------

DEFERRED INCOME TAX ASSETS, net of current portion                                          2,638                 2,638
                                                                                     ------------             ---------

GOODWILL, net of accumulated amortization of $13,848  and $11,231, respectively
                                                                                          143,436               145,782
                                                                                       ----------             ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $2,924 and
    $2,615, respectively                                                                   13,987                14,296
                                                                                      -----------             ---------

DEFERRED LOAN COSTS, net of accumulated amortization of $1,858 and
    $1,320, respectively                                                                   11,981                11,718
                                                                                      -----------            ----------

OTHER ASSETS                                                                                  448                 1,332
                                                                                        ---------            ----------

                                                                                        $ 229,982             $ 231,906
                                                                                        =========             =========





                       The accompanying notes to condensed
                        consolidated financial statements
                          are an integral part of these
                                 balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                      April 3,           January 2,
                                                                                       1999                 1999
                                                                                               (Unaudited)
CURRENT LIABILITIES:
    Bank overdraft                                                                   $    3,000           $   4,133
    Current portion of long-term debt                                                     2,825               8,046
    Current portion of capital lease obligations                                            356                 299
    Accounts payable                                                                     18,113              10,723
    Accrued liabilities                                                                   2,693               3,597
    Store closure reserve, current portion                                                4,577               4,577
    Accrued salaries, wages and benefits                                                  2,727               3,155
    Accrued interest payable                                                              4,829               1,260
    Sales taxes payable                                                                     650                 962
    Deferred income                                                                         217                 318
                                                                                   ------------           ---------

              Total current liabilities                                                  39,987              37,070

LONG-TERM DEBT, net of current portion                                                  141,815             141,647

STORE CLOSURE RESERVE, net of current portion                                             9,415              10,134

CAPITAL LEASE OBLIGATIONS, net of current portion                                         1,297                 997
                                                                                    -----------           ---------

              Total liabilities                                                         192,514             189,848
                                                                                      ---------            --------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED  STOCK  of  PTI (a  wholly  owned subsidiary), aggregate liquidation preference of $1,510 and $1,495,
    respectively                                                                          1,351               1,261
                                                                                    -----------           ---------

MINORITY INTEREST                                                                           113                 119
                                                                                   ------------           ---------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                          -                   -
    Additional paid-in capital                                                           59,899              59,899
    Accumulated deficit                                                                 (23,895)            (19,221)
                                                                                      ----------          ----------

              Total stockholder's equity                                                 36,004              40,678
                                                                                     ----------           ---------

                                                                                       $229,982            $231,906
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                             13 Weeks Ended         13 Weeks Ended
                                                                             April 3, 1999           April 4, 1998
                                                                            ----------------         -------------

                                                                                          (Unaudited)
REVENUES:
    Net store and food sales                                                     $ 37,129                 $29,656
    Franchising, net                                                                6,416                   1,363
    Licensing, net                                                                    447                     251
                                                                              -----------              ----------

       Total revenues                                                              43,992                  31,270
                                                                                ---------                --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              21,393                  17,054
    Cost of sales                                                                  11,931                   7,758
    General and administrative                                                      5,324                   4,250
    Depreciation and amortization                                                   5,396                   2,881
                                                                               ----------               ---------

       Total operating costs and expenses                                          44,044                  31,943
                                                                                ---------                --------

          Loss from operations                                                        (52)                   (673)
                                                                             -------------              ----------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (4,337)                 (2,756)
    Interest income                                                                    38                     176
    Other expense                                                                    (107)                    (13)
                                                                               -----------             -----------

       Total other expense, net                                                    (4,406)                 (2,593)
                                                                                ----------                --------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (4,458)                 (3,266)

PROVISION FOR INCOME TAXES                                                           (104)                    (10)
                                                                               -----------              ---------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (4,562)                 (3,276)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                     (111)                   (111)

MINORITY INTEREST                                                                      (1)                    (22)
                                                                             -------------                -------

          Net loss                                                               $ (4,674)                $(3,409)
                                                                                 =========                =======






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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  13 Weeks Ended        13 Weeks Ended
                                                                                   April 3, 1999        April 4, 1998
Increase (Decrease) in Cash and Cash Equivalents                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $  (4,674)            $  (3,409)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                     5,396                 2,881
         Amortization of deferred loan costs                                                 539                   211
         Loss on sale of assets                                                              107                    13
         Preferred stock accretion and dividends of subsidiaries                             111                   111
         Minority interest                                                                     1                    22
         Changes in assets and liabilities:
               Accounts receivable                                                         1,760                   295
               Amounts due from franchisees and licensees                                  1,023                   430
               Inventories                                                                   355                   128
               Prepaid rent and other                                                        289                   291
               Other assets                                                                  916                    67
               Accounts payable and accrued liabilities                                    6,479                (1,948)
               Bank overdraft                                                             (1,133)                   --
               Store closure reserve                                                        (480)                 (704)
               Accrued salaries, wages and benefits                                         (428)                  183
               Accrued interest payable                                                    3,569                 2,531
               Sales taxes payable                                                          (312)                 (548)
               Deferred income                                                              (101)                 (241)
                                                                                     ------------             ---------
                  Net cash provided by operating activities                               13,417                   313
                                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                   (97)                  (53)
    Purchase of property and equipment                                                    (1,282)               (1,226)
                                                                                      -----------             ---------
                  Net cash used in investing activities                                   (1,379)               (1,279)
                                                                                      -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                           (5,053)                 (195)
    Payment of debt financing costs                                                         (800)                   --
    Principal payments on capital lease obligations                                         (423)                  (90)
    Reduction in preferred stock                                                             (21)                  (21)
                                                                                    -------------           -----------
                  Net cash used in financing activities                                   (6,297)                 (306)
                                                                                      -----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,741                (1,272)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       4,751                16,287
                                                                                      ----------              --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $ 10,492               $15,015
                                                                                        ========               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                               $   77                  $ 14
                                                                                          ======                  ====
     Cash paid for income taxes                                                            $ 164                  $ 36
                                                                                           =====                  ====


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position of Mrs. Fields as of April 3, 1999 and January 2, 1999, and the results of their operations and their cash flows for the thirteen weeks ended April 3, 1999 and April 4, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 1999 contained in Mrs. Fields' Form 10-K.

The results of operations for the thirteen weeks ended April 3, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 1, 2000. Loss per share is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded.


 (2) RECLASSIFICATIONS

Certain  reclassifications  have  been  made  to the  prior  period's  condensed
consolidated   financial   statements  to  conform  with  the  current  period's
presentation.


(3)   PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma information presents a summary of the consolidated results of operations of Mrs. Fields assuming the Great American, Deblan, Chocolate Chip, Karp, Cookie Conglomerate and Pretzelmaker acquisitions and related financings had occurred at the beginning of the 13 weeks ended April 4, 1998. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been consummated at the beginning of the 13 weeks ended April 4, 1998.

                                                        13 Weeks Ended
                                                         April 4, 1998
                                   (Unaudited)

                   Total revenues.............                  $47,058

                   Income from operations.....                      212

                   Net loss...................                   (3,989)

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


(4)      REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, company-owned stores and related activity and franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields evaluates performance of each segment based on contribution margin. Mrs. Fields does not allocate any interest income, interest expense, depreciation and amortization or assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table.

                                 Company-owned Stores        Franchising and Licensing       Total
13 weeks ended April 3, 1999
----------------------------
Total revenues                              $37,129                     $6,863              $43,992
Contribution margin                           6,001                      4,667               10,668

13 weeks ended April 4, 1998
Total revenues                              $29,656                     $1,614              $31,270
Contribution margin                           4,844                      1,614                6,458

     The reconciliation of contribution margin to net loss is as follows:

                                       13 Weeks Ended             13 Weeks Ended
                                        April 3, 1999              April 4, 1998
                                        -------------              -------------

Contribution margin                          $ 10,668                   $ 6,458
General and
   administrative expense                      (5,324)                   (4,250)
Depreciation and amortization                  (5,396)                   (2,881)
Interest expense                               (4,337)                   (2,756)
Other income (expense), net                      (285)                       20
                                           -----------               -----------
Net loss                                     $ (4,674)                 $ (3,409)
                                             =========                 =========

     Geographic segment information is as follows:

                                                         International        Domestic       International
                               Domestic Company-owned    Company-owned       Franchising and     Franchising
                                       Stores                Stores           Licensing      and Licensing
Total revenues
13 weeks ended April 3, 1999                $37,110                $21           $6,772                $89
13 weeks ended April 4, 1998                 29,627                 31            1,517                 95

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores are immaterial.

There were no customers who accounted for more than 10% of Mrs. Fields' total revenues or either segment's revenues.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


 (5)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Mrs. Fields' obligation related to its $140,000,000 aggregate principal amount of 10 1/8 percent Series A, B and C Senior Notes due 2004 is fully and unconditionally guaranteed ("the Guarantee") on a senior basis by four of Mrs. Fields' wholly owned subsidiaries. The Guarantee is a general unsecured obligation of The Mrs. Fields' Brand, Inc., Great American Cookies, Inc., Pretzel Time, Inc. and Pretzelmaker Holdings, Inc. ("the Guarantors"), rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank equal in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on Mrs. Fields' ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-guarantor Subsidiaries (which include Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and three partially owned subsidiaries). Mrs. Fields has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 3, 1999
                                   (Unaudited)

                             (dollars in thousands)

                                                    Parent          Guarantor      Non-Guarantor
                                                   Company         Subsidiaries    Subsidiaries    Eliminations    Consolidated


ASSETS                                         $

    CURRENT ASSETS:
       Cash and cash equivalents               $      8,840      $      1,570     $          82     $                  $ 10,492
       Accounts receivable, net                       1,435                                  13                           1,448
       Amounts due from franchisees and
          licensees, net                                998             3,982                                             4,980
       Inventories                                    4,088             1,051                 9                           5,148
       Other current assets and amounts due
          from (to) affiliates, net                  27,590           (22,234)             (767)                          4,589
            Total current assets                     42,951           (15,631)             (663)                         26,657

    PROPERTY AND EQUIPMENT, net                      29,152             1,514               169                          30,835
    INTANGIBLES, net                                 82,720            86,389               295                         169,404
    INVESTMENT IN SUBSIDIARIES                       64,984                                                (64,984)          --
    OTHER ASSETS                                      2,928               125                33                           3,086

                                               $    222,735      $     72,397     $        (166)    $      (64,984)   $ 229,982


LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)


    CURRENT LIABILITIES:
       Current portion of long-term debt
       and capital lease obligations           $      2,822      $        359     $                 $                  $  3,181
       Accounts payable                              19,851             1,363              (101)                         21,113
       Accrued liabilities                           13,580             2,113                                            15,693

            Total current liabilities                36,253             3,835              (101)                         39,987

    LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of current portion            142,973               139                                           143,112
    OTHER ACCRUED LIABILITIES                         9,415                                                               9,415
    MANDATORILY REDEEMABLE CUMULATIVE PREFERRED
     STOCK                                                              1,351                                             1,351
    MINORITY INTEREST                                                                         1                112          113
    STOCKHOLDER'S EQUITY (DEFICIT)                   34,094            67,072               (66)           (65,096)      36,004

                                               $    222,735      $     72,397     $        (166)    $       (64,984)   $229,982


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 3, 1999
                                   (Unaudited)

                             (dollars in thousands)

                                                    Parent          Guarantor      Non-Guarantor
                                                   Company         Subsidiaries    Subsidiaries      Eliminations      Consolidated


TOTAL REVENUES                                 $     38,257      $      6,635     $          59     $        (959)   $       43,992

OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs             21,632                                  83              (322)           21,393
       Cost of sales                                  9,330             3,217                21              (637)           11,931
       General and administrative                     5,270                54                                                 5,324
       Depreciation and amortization                  3,745             1,651                                                 5,396

            Total operating costs and
               expenses                              39,977             4,922               104              (959)           44,044

            (Loss) income from operations            (1,720)            1,713               (45)                                (52)

    INTEREST EXPENSE AND
      OTHER, net                                     (4,379)              (27)                                               (4,406)

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                (6,099)            1,686               (45)                             (4,458)

    PROVISION FOR INCOME TAXES                         (104)                                                                   (104)

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                 (6,203)           1,686               (45)                             (4,562)

    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES                                                   (111)                                                 (111)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                    1,500                                                 (1,501)             (1)

    NET (LOSS) INCOME                          $     (4,703)     $      1,575     $         (45)    $        (1,501)   $     (4,674)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 3, 1999
                                   (Unaudited)

                             (dollars in thousands)

                                                     Parent          Guarantor      Non-Guarantor
                                                    Company         Subsidiary      Subsidiaries      Eliminations   Consolidated


    NET CASH PROVIDED BY (USED IN)  OPERATING
       ACTIVITIES                                $     19,701     $     (6,261)    $         (23)      $             $      13,417


    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash paid for acquisitions                  (97)                                                                 (97)
          Purchase of property and equipment,
            net                                        (1,282)                                                              (1,282)

               Net cash used in investing
                 activities                            (1,379)                                                              (1,379)

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Reduction of long-term debt and
            capital lease obligations                  (4,588)            (888)                                             (5,476)
          Payment of debt financing fees                 (800)                                                                (800)
          Reduction in preferred stock                                     (21)                                                (21)

                Net cash used in financing
                   activities                          (5,388)            (909)                                             (6,297)


    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                     12,934           (7,170)              (23)                             5,741
    CASH AND CASH EQUIVALENTS, beginning of
       the period                                       3,539            1,134                78                              4,751

    CASH AND CASH EQUIVALENTS, end of the
       period                                    $     16,473     $     (6,036)    $          55     $                $      10,492

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 1999
                                   (Unaudited)

                             (dollars in thousands)

                                                    Parent          Guarantor      Non-Guarantor
                                                   Company        Subsidiaries     Subsidiaries      Eliminations    Consolidated


                    ASSETS                     $

    CURRENT ASSETS:
       Cash and cash equivalents                 $    3,539       $     1,134       $        78       $          -  $       4,751
       Accounts receivable, net                       2,860               304                44                  -          3,208
       Amounts due from franchisees and
          licensees, net                              1,297             4,706                 -                  -          6,003
       Inventories                                    4,631               863                 9                  -          5,503
       Other current assets and amounts due
          from (to) affiliates, net                  39,368           (33,898)             (592)                 -          4,878

            Total current assets                     51,695           (26,891)             (461)                 -         24,343

    PROPERTY AND EQUIPMENT, net                      29,900             1,654               243                  -         31,797
    INTANGIBLES, net                                 75,875            95,601               320                  -        171,796
    INVESTMENT IN SUBSIDIARIES                       66,484                 -                 -            (66,484)             -
    OTHER ASSETS                                      3,688               252                30                  -          3,970

                                                 $  227,642       $    70,616       $       132       $    (66,484)     $ 231,906


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt and
       capital lease obligations                 $    7,141       $     1,204       $         -       $           -      $  8,345
    Accounts payable                                 14,223               564                69                  -         14,856
    Accrued liabilities                              10,956             2,895                18                  -         13,869

            Total current liabilities                32,320             4,663                87                  -         37,070

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion             142,367               216                61                  -        142,644

OTHER ACCRUED LIABILITIES                            10,134                 -                 -                  -         10,134
MANDATORILY REDEEMABLE CUMULATIVE PREFERRED
 STOCK                                                    -             1,261                 -                  -          1,261
MINORITY INTEREST                                         -                 -                 -                119            119
STOCKHOLDER'S EQUITY (DEFICIT)                       42,821            64,476               (16)           (66,603)        40,678

                                                 $  227,642       $    70,616       $       132       $     (66,484)     $231,906

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 4, 1998
                                   (Unaudited)

                             (dollars in thousands)

                                                    Parent          Guarantor      Non-Guarantor
                                                    Company       Subsidiaries      Subsidiaries      Eliminations    Consolidated


TOTAL REVENUES                                   $   30,273        $      251       $       746       $          -    $     31,270

OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs             17,054                 -                 -                  -          17,054
       Cost of sales                                  7,758                 -                 -                  -           7,758
       General and administrative                     3,506               276               468                  -           4,250
       Depreciation and amortization                  2,449               319               113                  -           2,881

            Total operating costs and
               expenses                              30,767               595               581                  -          31,943

            (Loss) income from operations              (494)             (344)              165                  -            (673)

    INTEREST EXPENSE AND
      OTHER, net                                     (2,601)                8                 -                  -          (2,593)

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                (3,095)             (336)              165                  -          (3,266)

    PROVISION FOR INCOME TAXES                          (10)                -                 -                  -             (10)

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (3,105)             (336)              165                  -          (3,276)

    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES                                    -                 -              (111)                 -            (111)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                       -                                 (22)                 -             (22)

    NET (LOSS) INCOME                            $   (3,105)       $     (336)      $        32       $           -      $  (3,409)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 4, 1998
                                   (Unaudited)

                             (dollars in thousands)

                                                    Parent          Guarantor      Non-Guarantor
                                                   Company        Subsidiaries      Subsidiaries     Eliminations     Consolidated


    NET CASH PROVIDED BY (USED IN)  OPERATING
       ACTIVITIES                                $      627        $     (314)      $         -       $          -    $         313

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash paid for acquisitions                (53)                -                 -                  -              (53)
          Purchase of property and
            equipment, net                           (1,221)                -                (5)                 -           (1,226)

               Net cash used in investing
                 activities                          (1,274)                -                (5)                 -           (1,279)

    CASH FLOWS FROM FINANCING ACTIVITIES:

          Reduction of long-term debt and
            capital lease obligations                   (90)                -              (195)                 -             (285)
          Reduction in preferred stock                    -                 -               (21)                 -              (21)

                Net cash used in financing
                   activities                           (90)                -              (216)                 -            (306)

    NET DECREASE IN CASH AND CASH EQUIVALENTS          (737)             (314)             (221)                 -           (1,272)

    CASH AND CASH EQUIVALENTS, beginning of
       period                                        14,685               725               877                  -           16,287

    CASH AND CASH EQUIVALENTS, end of period      $  13,948        $      411       $       656       $         -      $     15,015

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields has nine wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, Pretzelmaker of Canada and Fairfield Foods, Inc.; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of April 3, 1999, Mrs. Fields owned and operated 141 Mrs. Fields Cookies stores, 110 Original Cookie Company stores, 107 Great American Cookies stores, 65 Hot Sam Pretzels stores, 84 Pretzel Time stores, 9 Pretzelmaker stores in the United States and one Pretzel Time store in Canada. Additionally, Mrs. Fields has franchised or licensed 858 stores in the United States and 133 stores in several other countries. As of April 3, 1999, Mrs. Fields owned and operated 426 core stores and 90 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' business follows seasonal trends and is also affected by climate and weather conditions. Because Mrs. Fields' stores are heavily concentrated in shopping malls, the Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Mrs. Fields experiences its highest revenues in the fourth quarter due to the holiday season.

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields for the 13 weeks ended April 3, 1999 and the 13 weeks ended April 4, 1998. As supplemental information the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.


                                                                       % CHG
                                           For the 13 Weeks Ended       FROM
                                             APRIL        APRIL        1998 TO
                                            3, 1999       4, 1998       1999
                                                  (Dollars in thousands)
Statement of Operations Data:

Revenues:
     Net store and food sales..........    $ 37,129        $29,656       25.2%
     Franchising, net..................       6,416          1,363      370.7
     Licensing, net....................         447            251       78.1
                                        -----------     ----------
       Total revenues..................      43,992         31,270       40.7
                                          ---------       --------

Operating Costs and Expenses:
     Selling and store occupancy costs.      21,393         17,054       25.4
     Cost of sales.....................      11,931          7,758       53.8
     General and administrative........       5,324          4,250       25.3
     Depreciation and amortization            5,396          2,881       87.3
                                         ----------      ---------
       Total operating costs and             44,044         31,943       37.9
                                          ---------       --------
expenses

Other Income (Expense):
     Interest expense..................      (4,337)        (2,756)      57.4
     Interest income...................           38           176      (78.4)
     Other expenses, net...............        (323)          (156)     107.1
                                        ------------    -----------
       Total other expense, net              (4,622)        (2,736)
                                         -----------     ----------
       Net loss........................   $  (4,674)      $ (3,409)      37.1%
                                          ==========      =========


                                                    .
                                                                        % CHG
                                         For the 13 Weeks Ended          FROM
                                             APRIL        APRIL        1998 TO
                                            3, 1999      4, 1998         1999
                                                  (Dollars in thousands)

Supplemental Information
Core stores:
    Net store and food sales...........      $ 32,601      $25,700       26.9%
                                             --------      -------
    Operating costs and expenses:
      Selling and store occupancy costs        17,772       13,583       30.8
      Cost of sales....................         8,311        6,671       24.6
      Depreciation and amortization....         1,970        1,034       90.1
                                           ----------     --------
       Total operating costs and
        expenses.......................        28,053       21,288       31.8
                                            ---------      -------

        Core stores contribution            $   4,548      $ 4,412        3.1%
                                            =========      =======

Stores in the process of being closed
or       franchised:
    Net store and food sales...........     $   4,528      $ 3,956       14.5
                                             --------       ------
    Operating costs and expenses:
    Selling and store occupancy costs..         3,621        3,471        4.3
    Cost of sales......................         1,424        1,087       31.0
    Depreciation and amortization......           101          109       (0.7)
                                          -----------    ---------
       Total operating costs and
        expenses.......................         5,146        4,667       10.3
                                           ----------     --------
        Stores in the process of being
         closed or franchised contribution $     (618)     $  (711)     (13.1)%
                                           ===========     ========




    Company-owned and Franchised or Licensed Store Activity         April 3, 1999          April 4, 1998
                                                                    --------------         -------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
Stores open as of the beginning of the 13 weeks ended               566         972         481        553
    Stores opened (including relocations)                             6          21           3         22
    Stores closed (including relocations)                           (19)        (10)         (5)       (29)
    Non-core (exit plan) stores closed (September 18, 1996          (29)                     (6)        -
forward)
    Non-core (exit plan) stores franchised (September 18, 1996      (10)         10          (2)         2
forward)
    Stores acquired from franchisees                                  2          (2)          1         (1)
                                                                 ------      -------      -----      ------
Stores open as of the end of the 13 weeks ended                     516         991         472        547
                                                                   ====        ====         ====       ===


13 Weeks Ended April 3, 1999 Compared to the 13 Weeks Ended April 4, 1998

Revenues

       Net Store and Food Sales. Total net store sales increased $7,473,000, or 25.2%, from $29,656,000 to $37,129,000 for the 13 weeks ended April 3,
1999 compared to the 13 weeks ended April 4, 1998.

       Net store sales from core stores increased $6,901,000, or 26.9%, from $25,700,000 to $32,601,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1999. The increase in net store sales from core stores was primarily attributable to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively. In addition sales were higher due to a calendar shift which caused the Easter holiday to occur in the first quarter of fiscal 1999 compared to the second quarter in fiscal 1998. The first quarter of 1999 therefore received the benefit from these holiday sales.

        On a comparable store basis (adjusted for the calendar shifts), system-wide core store sales were up 0.8% during the 13 weeks ended April 3, 1999 compared to the same period in 1998. Pretzel Time core stores drove the positive results by posting a 9.5% increase in comparable store sales offsetting the flat results posted by the core cookie stores.

         Net store sales from stores in the process of being closed or franchised decreased $572,000, or 14.5%, from $3,956,000 to $4,528,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This decrease results from closing 29 stores and franchising 10 stores during the 13 weeks ended April 3, 1999 and the effect of closing or franchising 13 stores during the 13 weeks ended April 4, 1998. In addition, 39 stores were closed and 24 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended April 4, 1998.

         Franchising Revenues. Franchising revenues increased $5,053,000, or 370.7%, from $1,363,000 to $6,416,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. The increase in franchising revenues was primarily attributable to batter sales made to franchisees from the Atlanta batter facility purchased in August 1998 and the addition of 201 Great American and 205 Pretzelmaker franchisees due to the acquisitions of these companies in August and November 1998, respectively.

         Licensing Revenues. Licensing revenues increased $196,000, or 78.1%, from $251,000 to $447,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. The increase in licensing revenues was primarily attributable to a Mrs. Fields branded dry cookie mix license fee earned during the 13 weeks ended April 3, 1999 that did not occur during the same period of fiscal 1998.


Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $4,339,000, or 25.4%, from $17,054,000 to $21,393,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998.

          Selling and store occupancy costs for core stores increased by $4,189,000, or 30.8%, from $13,583,000 to $17,772,000 for the 13 weeks ended
April 3, 1999 compared to the 13 weeks ended April 4, 1998. Within this overall increase, selling expenses increased by $2,875,000, or 36.3%, from $7,920,000 to $10,795,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. Store occupancy costs increased $1,314,000, or 23.2%, from $5,663,000 to $6,977,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively, coupled with the opening of eight new core stores during the 13 weeks ended April 3, 1999 and lease renewal increases.

         Selling and store occupancy costs for stores in the process of being closed or franchised increased $150,000, or 4.3%, from $3,471,000 to $3,621,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase was primarily the result of the additional stores the Company identified as being non-core stores during the fourth quarter of 1998.

         Cost of Sales. Total food cost of sales increased $4,173,000, or 53.8%, from $7,758,000 to $11,931,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998.

         Food cost of sales for core stores increased $1,640,000, or 24.6%, from $6,671,000 to $8,311,000 for the 13 weeks ended April 3, 1999. This increase was primarily the result of the addition of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

         Food cost of sales for stores in the process of being closed or franchised decreased $337,000, or 31.0%, from $1,087,000 to $1,424,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This decrease was primarily the result of closing 48 stores and franchising 10 stores during the 13 weeks ended April 3, 1999 and the effect of closing or franchising 13 stores during the 13 weeks ended April 4, 1998. In addition, 39 stores were closed and 24 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended April 4, 1998.

         General and Administrative Expenses. General and administrative expenses increased $1,074,000, or 25.3%, from $4,250,000 to $5,324,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. The increase in general and administrative expenses was primarily attributable to the acquisitions of Great American and Pretzelmaker.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $2,515,000, or 87.3%, from $2,881,000 to $5,396,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase was primarily attributable to increased goodwill and fixed assets from the Great American and Pretzelmaker acquisitions.

         Depreciation and amortization expense for core stores increased $936,000, or 90.5%, from $1,034,000 to $1,970,000 for the 13 weeks ended April
3, 1999 compared to the 13 weeks ended April 4, 1998. This increase in depreciation and amortization expense was primarily attributable to the acquisitions of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively, and six newly opened core stores during the 13 weeks ended April 3, 1999.


         Interest Expense. Interest expense, net, increased $1,581,000, or 57.4%, from $2,756,000 to $4,337,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase was primarily attributable to interest on the $40,000,000 in high yield notes, which were issued in August 1998.

         Interest Income. Interest income, decreased $138,000, or 78.4%, from $176,000 to $38,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This decrease was primarily the result of interest income earned in 1998 on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997 that was not earned in fiscal 1999.

         Other Expenses. Other expenses, increased $167,000, or 107.1%, from $156,000 to $323,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase was primarily attributable to increased losses on fixed asset dispositions and increased tax provisions.


         Net Loss. The net loss increased by $1,265,000, or 37.1%, from $3,409,000 to $4,674,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998 due to the combination of factors described above.


         Contribution from Core Stores. Contribution from core stores decreased by $136,000, or 3.1%, from $4,412,000 to $4,548,000 for the 13 weeks ended April
3, 1999 compared to the 13 weeks ended April 4, 1998, primarily as a result of higher cost of goods at the "Mrs. Fields" stores. Most of the increase in cost of goods was caused by higher prices for butter which were higher in the first quarter of 1999 compared to the first quarter of 1998. This decrease was partially offset by a calendar shift resulting in Easter holiday sales occurring in the first quarter of fiscal 1999 compared to the second quarter in fiscal 1998.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $93,000, or 13.1%, from $711,000 to $618,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This decrease was primarily the result of closing 48 stores and franchising 10 stores during the 13 weeks ended April 3, 1999 and the effect of closing or franchising 13 stores during the 13 weeks ended April 4, 1998. In addition, 39 stores were closed and 24 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended April 4, 1998.


Liquidity and Capital Resources

         General

         Mrs. Fields' principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of April 3, 1999, Mrs. Fields has $10,492,000 of cash and cash equivalents on hand and $2,200,000 additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operations and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the June 1, 1999 interest payment. Based on current operations and anticipated cost savings, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

         April 3, 1999 Compared to January 2, 1999

         As of April 3, 1999, Mrs. Fields had liquid assets (cash and cash equivalents and accounts receivable) of $16,920,000, an increase of 21.2%, or $2,958,000, from January 2, 1999 when liquid assets were $13,962,000. Cash increased $5,741,000, or 120.8%, to $10,492,000 at April 3, 1999 from $4,751,000 at January 2, 1999, primarily the result of increased cash provided by operations and better collections on accounts receivable and better management of payables. Accounts receivable decreased $2,783,000, or 30.2%, to $6,428,000 at April 3, 1999 from $9,211,000 at January 2, 1999 due to the seasonality of the business and improved collections.

         Mrs. Fields' working capital decreased by $603,000 to a negative $13,330,000 at April 3, 1999 from a negative $12,727,000 at January 2, 1999.
This decrease is due to increases in current liabilities which more than offset the increases in current assets discussed above. Current liabilities increased $2,917,000 primarily from increased accounts payable and accrued interest payable of $10,959,000 partially offset by a decrease in the current portion of long-term debt of $5,221,000. Days in accounts payable has increased from an average of 30 days during the first quarter of 1998 to an average of 45 days during the first quarter of 1999.

         Long-term assets decreased $4,238,000, or 2.0%, to $203,325,000 at April 3, 1999 from $207,563,000 at January 2, 1999. This decrease was primarily the result of scheduled depreciation and amortization of fixed assets, goodwill and deferred loan costs.

         Mrs. Fields' cash flows from operating activities of $13,417,000 for the 13 weeks ended April 3, 1999, resulted primarily from store sales and franchising and licensing revenues net of costs and expenses incurred to generate these sales and better management of cash flows.

         Mrs. Fields utilized $1,379,000 of cash in investing activities during the 13 weeks ended April 3, 1999, primarily for capital expenditures relating to store remodels and renovations.

         Mrs. Fields utilized $6,297,000 of cash in financing activities during the 13 weeks ended April 3, 1999, primarily for the payment of debt related to the Pretzel Time acquisition.

         The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 13 weeks ended April 3, 1999 and April 4, 1998, Mrs. Fields expended $1,282,000 and $1,226,000, respectively, for capital assets and expects to expend a total of approximately $7,000,000 in 1999. Management anticipates that these expenditures will be funded with cash generated from operations and short-term borrowings under its credit facility as needed.


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

This assessment was based primarily on independent, third-party verification from Mrs. Fields' vendors and suppliers.

     Mrs. Fields is currently replacing its sales collection systems with software and hardware that is Year 2000 compliant. Programming and development of the software is complete and has been installed in approximately 80% of its stores. Mrs. Fields projects installation will be complete by August 1999. The estimated cost of this project is $1.9 million and includes software development and new store computers and registers. The costs to complete this project are included in Mrs. Fields' 1999 budget. Funding for this project is being provided by internal cash flow and by a lease finance company.

     Upgrades of the plant production and distribution software will take place in the first and second quarters of 1999 at an estimated cost of $10,000. To date, approximately 50% of the upgrades have been implemented. Mrs. Fields is confident that this time table will be met. No information technology projects have been deferred as a result of its Year 2000 efforts.

     Mrs. Fields is neither dependent on the proper operation of the sales collection systems nor the plant production and distribution software to run the day-to-day operations of the business. Therefore, failure or malfunction of these systems due to untimely or incomplete remediation would not have a material adverse effect on its results of operations.

     Mrs. Fields is in the process of assessing Year 2000 issues with respect to its significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to Mrs. Fields. Failure of Mrs. Fields' key suppliers to remedy their own Year 2000 issues could delay shipments of essential  products,  thereby disrupting Mrs. Fields'  operations.  Furthermore,
Mrs. Fields relies on various service providers, such as utility and telecommunication service companies, which are beyond its control. This assessment is approximately 60% complete with final completion anticipated by the end of the second quarter of 1999. Based upon the results of the assessment to date, Mrs. Fields is not aware of any Year 2000 issues relating to its significant vendors, financial institutions or its non-information technology systems.

     Mrs. Fields does not have a contingency plan in place to address untimely or incomplete remediation of Year 2000 issues, but it intends to develop such plans during the first half of 1999. These contingency plans are expected to address issues related to significant vendors and financial institutions.


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


Forward-looking Information

         This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields) future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, the ability to refinance indebtedness, and the sale of assets. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o Our ability to combine the businesses of companies acquired during the year with Mrs. Fields and to realize the expected benefits and cost savings from our acquisitions;
o    Our ability to meet our debt and interest obligations,
o    Performance by franchisees and licensees;
o Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
o Changes in consumer preferences and our ability to adequately anticipate such changes;
o    The seasonal nature of our operations;
o    Changes in general economic and business conditions;
o Actions by competitors, including new product offerings and marketing and promotional successes;
o Claims which might be made against Mrs. Fields, including product liability claims;
o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
o    Changes in our relationships with our franchisees and licensees;
o    Changes in mall customer traffic and
o The inability of our vendors, service providers and financial institutions to resolve Year 2000 issues in a timely manner.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

                                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In the ordinary course of business, Mrs. Fields is involved in routine litigation, including franchise disputes. Mrs. Fields is not a party to any legal proceedings which, in the opinion of management of Mrs. Fields, after consultation with legal counsel, is material to Mrs. Fields' business, financial condition or results of operations beyond amounts provided for in the accompanying financial statements.

         Mrs. Fields' stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description
    27.1          Financial data schedule (for SEC use only)


(b)    Forms 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                         May 18, 1999
Larry A. Hodges, President & CEO Date


/s/Michael Ward                            May 18, 1999
Michael Ward, Chief Financial Officer           Date
   (Principal Accounting Officer)