Form 10-Q/A
period 1999-04-03
FIELDS MRS ORIGINAL COOKIES INC
filed 1999-05-20
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Item 6.   Exhibits and Reports on Form 8-K................................................................22


                                          PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                                           April 3,            January 2,
                                                                                            1999                  1999
                                                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   10,492             $   4,751
    Accounts receivable, net of allowance for doubtful accounts of $75 and $74,
       respectively                                                                         1,448                 3,208
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $992 and $1,078, respectively                                            4,980                 6,003
    Inventories                                                                             5,148                 5,503
    Prepaid rent and other                                                                  3,728                 4,017
    Deferred income tax assets, current portion                                               861                   861
                                                                                     ------------             ---------

                Total current assets                                                       26,657                24,343
                                                                                      -----------             ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 32,598                29,914
    Equipment and fixtures                                                                 12,267                17,108
    Land                                                                                      240                   240
                                                                                       ----------             ---------
                                                                                           45,105                47,262
    Less accumulated depreciation and amortization                                        (14,270)              (15,465)
                                                                                      -----------             ---------

                Net property and equipment                                                 30,835                31,797
                                                                                      -----------             ---------

DEFERRED INCOME TAX ASSETS, net of current portion                                          2,638                 2,638
                                                                                     ------------             ---------

GOODWILL, net of accumulated amortization of $13,848 and $11,231, respectively
                                                                                          143,436               145,782
                                                                                       ----------             ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $2,924 and
    $2,615, respectively                                                                   13,987                14,296
                                                                                      -----------             ---------

DEFERRED LOAN COSTS, net of accumulated amortization of $1,858 and
    $1,320, respectively                                                                   11,981                11,718
                                                                                      -----------            ----------

OTHER ASSETS                                                                                  448                 1,332
                                                                                     ------------            ----------

                                                                                        $ 229,982             $ 231,906
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      April 3,           January 2,
                                                                                       1999                 1999
                                                                                               (Unaudited)
CURRENT LIABILITIES:
    Bank overdraft                                                                   $    3,000           $   4,133
    Current portion of long-term debt                                                     2,825               8,046
    Current portion of capital lease obligations                                            356                 299
    Accounts payable                                                                     18,113              10,723
    Accrued liabilities                                                                   2,693               3,597
    Store closure reserve, current portion                                                4,577               4,577
    Accrued salaries, wages and benefits                                                  2,727               3,155
    Accrued interest payable                                                              4,829               1,260
    Sales taxes payable                                                                     650                 962
    Deferred income                                                                         217                 318
                                                                                   ------------           ---------

              Total current liabilities                                                  39,987              37,070

LONG-TERM DEBT, net of current portion                                                  141,815             141,647

STORE CLOSURE RESERVE, net of current portion                                             9,415              10,134

CAPITAL LEASE OBLIGATIONS, net of current portion                                         1,297                 997
                                                                                    -----------           ---------

              Total liabilities                                                         192,514             189,848
                                                                                      ---------            --------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED  STOCK  of  PTI (a  wholly  owned subsidiary), aggregate liquidation preference of $1,510 and $1,495,
    respectively                                                                          1,351               1,261
                                                                                    -----------           ---------

MINORITY INTEREST                                                                           113                 119
                                                                                   ------------           ---------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                          -                   -
    Additional paid-in capital                                                           59,899              59,899
    Accumulated deficit                                                                 (23,895)            (19,221)
                                                                                      ---------           ---------

              Total stockholders' equity                                                 36,004              40,678
                                                                                     ----------           ---------

                                                                                       $229,982            $231,906
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                             13 Weeks Ended         13 Weeks Ended
                                                                             April 3, 1999           April 4, 1998
                                                                             -------------           -------------

                                                                                                        (Unaudited)
REVENUES:
    Net store and food sales                                                     $ 37,129                 $29,656
    Franchising, net                                                                6,416                   1,363
    Licensing, net                                                                    447                     251
                                                                              -----------              ----------

       Total revenues                                                              43,992                  31,270
                                                                                ---------                --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              21,393                  17,054
    Cost of sales                                                                  11,931                   7,758
    General and administrative                                                      5,324                   4,250
    Depreciation and amortization                                                   5,396                   2,881
                                                                               ----------               ---------

       Total operating costs and expenses                                          44,044                  31,943
                                                                                ---------                --------

          Loss from operations                                                        (52)                   (673)
                                                                             ------------               ---------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (4,337)                 (2,756)
    Interest income                                                                    38                     176
    Other expense                                                                    (107)                    (13)
                                                                               ----------              ----------

       Total other expense, net                                                    (4,406)                 (2,593)
                                                                                ---------                 -------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (4,458)                 (3,266)

PROVISION FOR INCOME TAXES                                                           (104)                    (10)
                                                                               ----------               ---------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (4,562)                 (3,276)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                     (111)                   (111)

MINORITY INTEREST                                                                      (1)                    (22)
                                                                             ------------                 -------

          Net loss                                                               $ (4,674)                $(3,409)
                                                                                 ========                 =======






                       The accompanying notes to condensed
                    consolidated financial statements are an
                       integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  13 Weeks Ended        13 Weeks Ended
                                                                                   April 3, 1999        April 4, 1998
Increase (Decrease) in Cash and Cash Equivalents                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $  (4,674)            $  (3,409)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                     5,396                 2,881
         Amortization of deferred loan costs                                                 539                   211
         Loss on sale of assets                                                              107                    13
         Preferred stock accretion and dividends of subsidiaries                             111                   111
         Minority interest                                                                     1                    22
         Changes in assets and liabilities:
               Accounts receivable                                                         1,760                   295
               Amounts due from franchisees and licensees                                  1,023                   430
               Inventories                                                                   355                   128
               Prepaid rent and other                                                        289                   291
               Other assets                                                                  916                    67
               Accounts payable and accrued liabilities                                    6,479                (1,948)
               Bank overdraft                                                             (1,133)                   --
               Store closure reserve                                                        (480)                 (704)
               Accrued salaries, wages and benefits                                         (428)                  183
               Accrued interest payable                                                    3,569                 2,531
               Sales taxes payable                                                          (312)                 (548)
               Deferred income                                                              (101)                 (241)
                                                                                     -----------              --------
                  Net cash provided by operating activities                               13,417                   313
                                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                   (97)                  (53)
    Purchase of property and equipment                                                    (1,282)               (1,226)
                                                                                      ----------              --------
                  Net cash used in investing activities                                   (1,379)               (1,279)
                                                                                      ----------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                           (5,053)                 (195)
    Payment of debt financing costs                                                         (800)                   --
    Principal payments on capital lease obligations                                         (423)                  (90)
    Reduction in preferred stock                                                             (21)                  (21)
                                                                                    ------------            ----------
                  Net cash used in financing activities                                   (6,297)                 (306)
                                                                                      ----------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,741                (1,272)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       4,751                16,287
                                                                                      ----------              --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $ 10,492               $15,015
                                                                                        ========               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                               $   77                  $ 14
                                                                                          ======                  ====
     Cash paid for income taxes                                                            $ 164                  $ 36
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

                                                        13 Weeks Ended
                                                         April 4, 1998
                                   (Unaudited)

                   Total revenues                             $47,058

                   Income from operations                         212

                   Net loss                                    (3,989)

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

                                 Company-owned Stores        Franchising and Licensing       Total
13 weeks ended April 3, 1999
----------------------------
Total revenues                              $37,129                     $6,863              $43,992
Contribution margin                           6,001                      4,667               10,668

13 weeks ended April 4, 1998
Total revenues                              $29,656                     $1,614              $31,270
Contribution margin                           4,844                      1,614                6,458

     The reconciliation of contribution margin to net loss is as follows:

                                       13 Weeks Ended            13 Weeks Ended
                                        April 3, 1999             April 4, 1998
                                        -------------             -------------

Contribution margin                          $ 10,668                   $ 6,458
General and
   administrative expense                      (5,324)                   (4,250)
Depreciation and amortization                  (5,396)                   (2,881)
Interest expense                               (4,337)                   (2,756)
Other income (expense), net                      (285)                       20
                                           ----------                -----------
Net loss                                     $ (4,674)                 $ (3,409)
                                             ========                  ========

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


LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

    CURRENT LIABILITIES:
       Current portion of long-term debt
       and capital lease obligations             $      2,822     $        359     $                 $                  $     3,181
       Accounts payable                                19,851            1,363              (101)                            21,113
       Accrued liabilities                             13,580            2,113                                               15,693

            Total current liabilities                  36,253            3,835              (101)                            39,987

    LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion               142,973              139                                              143,112
    OTHER ACCRUED LIABILITIES                           9,415                                                                 9,415
    MANDATORILY REDEEMABLE CUMULATIVE
    PREFERRED STOCK                                                      1,351                                                1,351
    MINORITY INTEREST                                                                          1                112             113
    STOCKHOLDER'S EQUITY (DEFICIT)                     34,094           67,072               (66)           (65,096)         36,004

                                                 $    222,735     $     72,397     $        (166)    $      (64,984)   $    229,982

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

    CASH AND CASH EQUIVALENTS, end of the
       period                                    $     16,473     $     (6,036)    $          55     $              $        10,492

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 1999
                                   (Unaudited)

                             (dollars in thousands)

                                                     Parent          Guarantor      Non-Guarantor
                                                    Company         Subsidiaries     Subsidiaries      Eliminations   Consolidated

                    ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                 $    3,539       $     1,134       $        78       $           -      $   4,751
       Accounts receivable, net                       2,860               304                44                  -           3,208
       Amounts due from franchisees and
          licensees, net                              1,297             4,706                 -                  -           6,003
       Inventories                                    4,631               863                 9                  -           5,503
       Other current assets and amounts due
          from (to) affiliates, net                  39,368           (33,898)             (592)                 -           4,878

            Total current assets                     51,695           (26,891)             (461)                 -          24,343

    PROPERTY AND EQUIPMENT, net                      29,900             1,654               243                  -          31,797
    INTANGIBLES, net                                 75,875            95,601               320                  -         171,796
    INVESTMENT IN SUBSIDIARIES                       66,484                 -                 -            (66,484)              -
    OTHER ASSETS                                      3,688               252                30                  -           3,970

                                                 $  227,642       $    70,616       $       132       $     (66,484)     $ 231,906


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt and
       capital lease obligations                 $    7,141       $     1,204       $         -       $           -      $   8,345
    Accounts payable                                 14,223               564                69                  -          14,856
    Accrued liabilities                              10,956             2,895                18                  -          13,869

            Total current liabilities                32,320             4,663                87                  -          37,070

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion             142,367               216                61                  -         142,644


OTHER ACCRUED LIABILITIES                            10,134                 -                 -                  -          10,134
MANDATORILY REDEEMABLE CUMULATIVE PREFERRED
 STOCK                                                    -             1,261                 -                  -           1,261
MINORITY INTEREST                                         -                 -                 -                119             119
STOCKHOLDER'S EQUITY (DEFICIT)                       42,821            64,476               (16)           (66,603)         40,678

                                                 $  227,642       $    70,616       $       132       $    (66,484)      $ 231,906

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 4, 1998
                                   (Unaudited)

                             (dollars in thousands)

                                                     Parent          Guarantor      Non-Guarantor
                                                    Company         Subsidiaries     Subsidiaries      Eliminations   Consolidated


TOTAL REVENUES                                   $   30,273        $      251       $       746       $           -      $   31,270

OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs             17,054                 -                 -                  -           17,054
       Cost of sales                                  7,758                 -                 -                  -            7,758
       General and administrative                     3,506               276               468                  -            4,250
       Depreciation and amortization                  2,449               319               113                  -            2,881

            Total operating costs and
               expenses                              30,767               595               581                  -           31,943

            (Loss) income from operations              (494)             (344)              165                  -             (673)

    INTEREST EXPENSE AND
      OTHER, net                                     (2,601)                8                 -                  -           (2,593)

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                (3,095)             (336)              165                  -           (3,266)

    PROVISION FOR INCOME TAXES                          (10)                -                 -                  -              (10)

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (3,105)             (336)              165                  -           (3,276)

    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES                                    -                 -              (111)                 -             (111)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                       -                 -               (22)                 -              (22)

    NET (LOSS) INCOME                            $   (3,105)       $     (336)      $        32       $          -      $    (3,409)

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

                                                       For the 13 Weeks
                                        Ended
                                                                       % CHG
                                                                        FROM
                                             APRIL        APRIL        1998 TO
                                           3, 1999       4, 1998        1999
                                           --------      --------      -------
                                                  (Dollars in thousands)
Statement of Operations Data:

Revenues:
     Net store and food sales..........    $ 37,129        $29,656       25.2%
     Franchising, net..................       6,416          1,363      370.7
     Licensing, net....................         447            251       78.1
                                        -----------     ----------
       Total revenues..................      43,992         31,270       40.7
                                          ---------       --------

Operating Costs and Expenses:
     Selling and store occupancy costs.      21,393         17,054       25.4
     Cost of sales.....................      11,931          7,758       53.8
     General and administrative........       5,324          4,250       25.3
     Depreciation and amortization            5,396          2,881       87.3
                                         ----------      ---------
       Total operating costs and             44,044         31,943       37.9
                                          ---------       --------
expenses

Other Income (Expense):
     Interest expense..................      (4,337)        (2,756)      57.4
     Interest income...................           38           176      (78.4)
     Other expenses, net...............        (323)          (156)     107.1
                                        -----------     ----------
       Total other expense, net              (4,622)        (2,736)      68.9
                                         ----------      ---------
       Net loss........................   $  (4,674)      $ (3,409)      37.1%
                                          =========       ========

                                                       For the 13 Weeks
                                        Ended
                                                                        % CHG
                                                                        FROM
                                             APRIL        APRIL        1998 TO
                                           3, 1999       4, 1998         1999
                                           --------      --------      -------
                                                  (Dollars in thousands)

Supplemental Information
Core stores:
    Net store and food sales...........      $ 32,601      $25,700       26.9%
                                             --------      -------
    Operating costs and expenses:
      Selling and store occupancy costs        17,772       13,583       30.8
      Cost of sales....................         8,311        6,671       24.6
      Depreciation and amortization....         1,970        1,034       90.1
                                           ----------     --------
       Total operating costs and
        expenses.......................        28,053       21,288       31.8
                                            ---------      -------

        Core stores contribution            $   4,548      $ 4,412        3.1%
                                            =========      =======

Stores in the process of being closed
or       franchised:
    Net store and food sales...........     $   4,528      $ 3,956       14.5
                                             --------       ------
    Operating costs and expenses:
    Selling and store occupancy costs..         3,621        3,471        4.3
    Cost of sales......................         1,424        1,087       31.0
    Depreciation and amortization......           101          109       (0.7)
                                          -----------    ---------
       Total operating costs and
        expenses.......................         5,146        4,667       10.3
                                           ----------     --------
        Stores in the process of being
         closed or franchised              $     (618)     $  (711)     (13.1)%
                                           ===========     ========
contribution



    Company-owned and Franchised or Licensed Store Activity         April 3, 1999          April 4, 1998
                                                                    --------------         -------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
Stores open as of the beginning of the 13 weeks ended               566         972         481        553
    Stores opened (including relocations)                             6          31           3         22
    Stores closed (including relocations)                           (16)        (19)         (5)       (29)
    Stores sold to franchisees                                       (3)          3          -          -
    Non-core (exit plan) stores closed (September 18, 1996          (33)         -           (6)        -
forward)
    Non-core (exit plan) stores franchised (September 18, 1996       (6)          6          (2)         2
forward)
    Stores acquired from franchisees                                  2          (2)          1         (1)
                                                                 ------      -------      -----      -----
Stores open as of the end of the 13 weeks ended                     516         991         472        547
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

         Net store sales from stores in the process of being closed or franchised increased $572,000, or 14.5%, from $3,956,000 to $4,528,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase results from the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

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

          Selling and store occupancy costs for core stores increased by $4,189,000, or 30.8%, from $13,583,000 to $17,772,000 for the 13 weeks ended
April 3, 1999 compared to the 13 weeks ended April 4, 1998. Within this overall increase, selling expenses increased by $2,875,000, or 36.3%, from $7,920,000 to $10,795,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. Store occupancy costs increased $1,314,000, or 23.2%, from $5,663,000 to $6,977,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively, coupled with the opening of six new core stores during the 13 weeks ended April 3, 1999 and lease renewal increases.

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

         Food cost of sales for stores in the process of being closed or franchised increased $337,000, or 31.0%, from $1,087,000 to $1,424,000 for the
13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This increase was primarily the result of the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

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

         Contribution from Core Stores. Contribution from core stores increased by $136,000, or 3.1%, from $4,412,000 to $4,548,000 for the 13 weeks ended April
3, 1999 compared to the 13 weeks ended April 4, 1998, primarily due to a calendar shift resulting in Easter holiday sales occurring in the first quarter of fiscal 1999 compared to the second quarter in fiscal 1998, partially offset by higher cost of goods at the "Mrs. Fields" stores. Most of the increase in cost of goods was caused by higher prices for butter, which were higher in the first quarter of 1999 compared to the first quarter of 1998.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $93,000, or 13.1%, from $711,000 to $618,000 for the 13 weeks ended April 3, 1999 compared to the 13 weeks ended April 4, 1998. This decrease was primarily the result of closing 49 stores and franchising 9 stores during the 13 weeks ended April 3, 1999 and the effect of closing or franchising 13 stores during the 13 weeks ended April 4, 1998. In addition, 39 stores were closed and 24 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended April 4, 1998.


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





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                         May 20, 1999
Larry A. Hodges, President & CEO Date


/s/Michael Ward                            May 20, 1999
Michael Ward, Chief Financial Officer           Date
   (Principal Accounting Officer)