Form 10-Q
period 1999-07-03
FIELDS MRS ORIGINAL COOKIES INC
filed 1999-08-17
CIK 1043482

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                 -------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  July 3, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______   to   _______

Commission File Number:  333-45179


                      MRS. FIELDS' ORIGINAL COOKIES, INC.
                      ----------------------------------
              (Exact name of registrant specified in its charter)

                 DELAWARE                                                     87-0552899
---------------------------------------------          ----------------------------------------------------
(State or other jurisdiction of incorporation                     (IRS employer identification no.)
or organization)


2855 East Cottonwood Parkway, Suite 400
           Salt Lake City, Utah                                              84121-7050
---------------------------------------------          ----------------------------------------------------
  (Address of principal executive offices)                                   (Zip code)


                                (801) 736-5600
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  yes  _____ no
                              ---

The registrant had 400 shares of common stock, $0.01 par value, outstanding at August 15, 1999.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of July 3, 1999 and January 2, 1999....................       3

          Condensed Consolidated Statements of Operations for the 13 weeks
          ended July 3, 1999 and July 4, 1998.............................................................       5

          Condensed Consolidated Statements of Operations for the 26 weeks
          ended July 3, 1999 and July 4, 1998.............................................................       6

          Condensed Consolidated Statements of Cash Flows for the 26 weeks
          ended July 3, 1999 and July 4, 1998.............................................................       7

          Notes to Condensed Consolidated Financial Statements............................................       8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........      19

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...............................................................................      27

Item 6.   Exhibits and Reports on Form 8-K................................................................      27

                        PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                                              July 3,              January 2,
                                                                                               1999                   1999
                                                                                               ----                   ----
                                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $  4,645               $  4,751
  Accounts receivable, net of allowance for doubtful accounts of $69 and $74,
   respectively                                                                                 1,570                  3,208
  Amounts due from franchisees and licensees, net of allowance for doubtful
   accounts of $897 and $1,078, respectively                                                    4,808                  6,003
  Inventories                                                                                   4,913                  5,503
  Prepaid rent and other                                                                        3,868                  4,017
  Deferred income tax assets, current portion                                                     861                    861
                                                                                             --------               --------

         Total current assets                                                                  20,665                 24,343
                                                                                             --------               --------

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                                                                       32,889                 29,914
  Equipment and fixtures                                                                       11,913                 17,108
  Land                                                                                            240                    240
                                                                                             --------               --------
                                                                                               45,042                 47,262
  Less accumulated depreciation and amortization                                              (15,487)               (15,465)
                                                                                             --------               --------

         Net property and equipment                                                            29,555                 31,797
                                                                                             --------               --------

DEFERRED INCOME TAX ASSETS, net of current portion                                              2,638                  2,638
                                                                                             --------               --------
GOODWILL, net of accumulated amortization of $16,446 and $11,231,
  respectively                                                                                140,417                145,782
                                                                                             --------               --------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $3,239
  and $2,615, respectively                                                                     13,772                 14,296
                                                                                             --------               --------

DEFERRED LOAN COSTS, net of accumulated amortization of $2,341 and
  $1,320, respectively                                                                         11,852                 11,718
                                                                                             --------               --------

OTHER ASSETS                                                                                      414                  1,332
                                                                                             --------               --------

                                                                                             $219,313               $231,906
                                                                                             ========               ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                   (dollars in thousands, except share data)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                                 July 3,              January 2,
                                                                                                  1999                   1999
                                                                                                  ----                   ----
                                                                                                          (Unaudited)
CURRENT LIABILITIES:
  Bank overdraft                                                                                $  2,902               $  4,133
  Current portion of long-term debt                                                                  929                  8,046
  Current portion of capital lease obligations                                                       444                    299
  Line of credit                                                                                   7,000                      -
  Accounts payable                                                                                10,436                 10,723
  Accrued liabilities                                                                              2,878                  3,597
  Current portion of store closure reserve                                                         4,577                  4,577
  Accrued salaries, wages and benefits                                                             3,065                  3,155
  Accrued interest payable                                                                         1,298                  1,260
  Sales taxes payable                                                                                378                    962
  Deferred income                                                                                    192                    318
                                                                                                --------               --------

          Total current liabilities                                                               34,099                 37,070

LONG-TERM DEBT, net of current portion                                                           141,424                141,647

STORE CLOSURE RESERVE, net of current portion                                                      8,419                 10,134

CAPITAL LEASE OBLIGATIONS, net of current portion                                                  1,229                    997
                                                                                                --------               --------

          Total liabilities                                                                      185,171                189,848
                                                                                                --------               --------

MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK of PTI (a wholly owned subsidiary), aggregate liquidation preference of $1,525 and $1,495,
  respectively                                                                                     1,440                  1,261
                                                                                                --------               --------

MINORITY INTEREST                                                                                    123                    119
                                                                                                --------               --------

STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value; 1,000 shares authorized and 400 shares
   outstanding                                                                                         -                      -
  Additional paid-in capital                                                                      61,899                 59,899
  Accumulated deficit                                                                            (29,320)               (19,221)
                                                                                                --------               --------

          Total stockholder's equity                                                              32,579                 40,678
                                                                                                --------               --------

                                                                                                $219,313               $231,906
                                                                                                ========               ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                                              13 Weeks Ended           13 Weeks Ended
                                                                               July 3, 1999             July 4, 1998
                                                                               ------------             ------------
                                                                                            (Unaudited)
REVENUES:
  Net store and food sales                                                         $34,786                  $29,031
  Franchising, net                                                                   5,146                    1,608
  Licensing, net                                                                       241                      432
                                                                                   -------                  -------

     Total revenues                                                                 40,173                   31,071
                                                                                   -------                  -------

OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs                                                 19,725                   16,854
  Cost of sales                                                                      9,925                    7,427
  General and administrative                                                         5,549                    4,337
  Depreciation and amortization                                                      5,867                    3,316
                                                                                   -------                  -------

     Total operating costs and expenses                                             41,066                   31,934
                                                                                   -------                  -------

          Loss from operations                                                        (893)                    (863)
                                                                                   -------                  -------

OTHER INCOME (EXPENSE), net:
  Interest expense                                                                  (4,349)                  (2,870)
  Interest income                                                                       40                      241
  Other expense                                                                         (3)                    (131)
                                                                                   -------                  -------

     Total other expense, net                                                       (4,312)                  (2,760)
                                                                                   -------                  -------

          Loss before provision for income taxes, preferred stock
            accretion and dividends of subsidiaries and minority
            interest                                                                (5,205)                  (3,623)



PROVISION FOR INCOME TAXES                                                            (106)                      (4)
                                                                                   -------                  -------

          Loss before preferred stock accretion and dividends of
            subsidiaries and minority interest                                      (5,311)                  (3,627)


PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES                               (111)                    (111)

MINORITY INTEREST                                                                       (3)                    (154)
                                                                                   -------                  -------

          Net loss                                                                 $(5,425)                 $(3,892)
                                                                                   =======                  =======


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                            26 Weeks Ended           26 Weeks Ended
                                                             July 3, 1999             July 4, 1998
                                                             ------------             ------------
                                                                          (Unaudited)
REVENUES:
 Net store and food sales                                        $ 71,915                  $58,687
 Franchising, net                                                  11,562                    2,971
 Licensing, net                                                       688                      683
                                                                 --------                  -------

   Total revenues                                                  84,165                   62,341
                                                                 --------                  -------

OPERATING COSTS AND EXPENSES:
 Selling and store occupancy costs                                 41,118                   33,908
 Cost of sales                                                     21,856                   15,185
 General and administrative                                        10,873                    8,587
 Depreciation and amortization                                     11,263                    6,197
                                                                 --------                  -------

   Total operating costs and expenses                              85,110                   63,877
                                                                 --------                  -------

     Loss from operations                                            (945)                  (1,536)
                                                                 --------                  -------

OTHER INCOME (EXPENSE), net:
 Interest expense                                                  (8,686)                  (5,626)
 Interest income                                                       78                      417
  Other expense                                                      (110)                    (144)
                                                                 --------                  -------

   Total other expense, net                                        (8,718)                  (5,353)
                                                                 --------                  -------

     Loss before provision for income taxes, preferred stock
      accretion and dividends of subsidiaries and minority
      interest                                                     (9,663)                  (6,889)



PROVISION FOR INCOME TAXES                                           (210)                     (14)
                                                                 --------                  -------

     Loss before preferred stock accretion and dividends of
      subsidiaries and minority interest                           (9,873)                  (6,903)


PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                     (222)                    (222)

MINORITY INTEREST                                                      (4)                    (176)
                                                                 --------                  -------

     Net loss                                                    $(10,099)                 $(7,301)
                                                                 ========                  =======


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                       26 Weeks Ended   26 Weeks Ended
                                                                                        July 3, 1999     July 4, 1998
                                                                                        ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                    $(10,099)         $(7,301)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                             11,263            6,197
     Amortization of deferred loan costs                                                        1,021              427
     Loss on sale of assets                                                                       117              144
     Preferred stock accretion and dividends of subsidiaries                                      222              222
     Minority interest                                                                              4              176
     Changes in assets and liabilities:
        Accounts receivable, net                                                                1,638              387
        Amounts due from franchisees and licensees, net                                         1,195              181
        Inventories                                                                               590              240
        Prepaid rent and other                                                                    149              523
        Other assets                                                                              918              261
        Accounts payable and accrued liabilities                                               (1,006)          (2,518)
        Bank overdraft                                                                         (1,231)               -
        Store closure reserve                                                                  (1,311)            (946)
        Accrued salaries, wages and benefits                                                      (90)              32
        Accrued interest payable                                                                   38             (171)
        Sales taxes payable                                                                      (584)            (562)
        Deferred income                                                                          (126)            (598)
                                                                                             --------          -------
          Net cash provided by (used in) operating activities                                   2,708           (3,306)
                                                                                             --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash paid for acquisition expenses                                                          (100)            (928)
 Purchase of property and equipment                                                            (2,604)          (3,342)
                                                                                             --------          -------
          Net cash used in investing activities                                                (2,704)          (4,270)
                                                                                             --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of long-term debt                                                                   (5,340)               -
 Payment of debt financing costs                                                               (1,155)               -
 Borrowings under line of credit                                                                7,000                -
 Collection of common stock subscriptions receivable                                                -             (265)
 Principal payments on capital lease obligations                                                 (572)            (138)
 Reduction in preferred stock                                                                     (43)             (42)
                                                                                             --------          -------
          Net cash used in financing activities                                                  (110)            (445)
                                                                                             --------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (106)          (8,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                            4,751           16,287
                                                                                             --------          -------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                               $  4,645          $ 8,266
                                                                                             ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                     $  7,588          $ 5,370
                                                                                             ========          =======
  Cash paid for income taxes                                                                 $    164          $    36
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

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position of Mrs. Fields as of July 3, 1999 and January 2, 1999, and the results of its operations and its cash flows as of and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 1999 contained in Mrs. Fields' Annual Report on Form 10-K.

The results of operations for the 13 and 26 weeks ended July 3, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 1, 2000. Loss per share is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded.


(2)  RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.


(3)   PRO FORMA RESULTS OF OPERATIONS
      -------------------------------

The following unaudited pro forma information presents a summary of the consolidated results of operations of Mrs. Fields assuming the Great American, Deblan, Chocolate Chip, Karp, Cookie Conglomerate and Pretzelmaker acquisitions and related financings had occurred at the beginning of the 26 weeks ended July 4, 1998. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been consummated at the beginning of the 26 weeks ended July 4, 1998.

                                      13 Weeks Ended         26 Weeks Ended
                                       July 4, 1998           July 4, 1998
                                       ------------           ------------
                                                   (Unaudited)
          Total revenues                  45,582                 $92,640

          Income from operations             418                     630

          Net loss                        (4,075)                 (8,064)

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)


(4)  REPORTABLE SEGMENTS
     -------------------

     Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, (1) company-owned stores and related activity and
(2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields evaluates performance of each segment based on contribution margin. Mrs. Fields does not allocate any interest income, interest expense, depreciation and amortization or assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table.

                                     Company-owned Stores         Franchising and Licensing         Total
                                     --------------------         -------------------------         -----
13 weeks ended July 3, 1999
---------------------------
Total revenues                               $34,786                       $ 5,387                 $40,173
Contribution margin                            7,403                         3,120                  10,523

13 weeks ended July 4, 1998
---------------------------
Total revenues                               $29,031                       $ 2,040                 $31,071
Contribution margin                            4,750                         2,040                   6,790

26 weeks ended July 3, 1999
---------------------------
Total revenues                               $71,915                       $12,250                 $84,165
Contribution margin                           13,404                         7,787                  21,191

26 weeks ended July 4, 1998
---------------------------
Total revenues                               $58,687                       $ 3,654                 $62,341
Contribution margin                            9,594                         3,654                  13,248

     The reconciliation of contribution margin to net loss is as follows:

                                       13 Weeks Ended       13 Weeks Ended        26 Weeks Ended       26 Weeks Ended
                                        July 3, 1999         July 4, 1998          July 3, 1999         July 4, 1998
                                        ------------         ------------          ------------         ------------
Contribution margin                           $10,523              $ 6,790              $ 21,191              $13,248
General and
 administrative expense                        (5,549)              (4,337)              (10,873)              (8,587)
Depreciation and amortization                  (5,867)              (3,316)              (11,263)              (6,197)
Interest expense                               (4,349)              (2,870)               (8,686)              (5,626)
Other income (expense), net                      (183)                (159)                 (468)                (139)
                                              -------              -------              --------              -------
Net loss                                      $(5,425)             $(3,892)             $(10,099)             $(7,301)
                                              =======              =======              ========              =======

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

Geographic segment information is as follows:

                                                               International         Domestic            International
                                        Domestic Company-         Company-        Franchising and         Franchising
                                          owned Stores          owned Stores        Licensing            and Licensing
                                          ------------          ------------        ---------            -------------
Total revenues
--------------
13 weeks ended July 3, 1999                  $34,786                  -              $ 5,276                    $111
13 weeks ended July 4, 1998                   28,984                $47                1,948                      92

26 weeks ended July 3, 1999                   71,894                 21               12,050                     200
26 weeks ended July 4, 1998                   58,609                 78                3,467                     187

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores are immaterial. As of July 3, 1999 there are no remaining international company-owned stores.

     There were no customers who accounted for more than 10% of Mrs. Fields' total revenues or either segment's revenues.


(5)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     ----------------------------------------------------------

Mrs. Fields' obligation related to its $140,000,000 aggregate principal amount of 10 1/8 percent Series A, B and C Senior Notes due 2004 is fully and unconditionally guaranteed (the "Guarantee") on a senior basis by four of Mrs. Fields' wholly owned subsidiaries. The Guarantee is a general unsecured obligation of The Mrs. Fields' Brand, Inc., Great American Cookies, Inc., Pretzel Time, Inc. and Pretzelmaker Holdings, Inc. (the "Guarantors"), rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank equal in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on Mrs. Fields' ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-guarantor Subsidiaries (which include Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., Pretzelmaker of Canada, H & M Canada, and Fairfield Foods, Inc. and three partially owned subsidiaries). Mrs. Fields has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material.

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JULY 3, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                        Parent        Guarantor       Non-Guarantor
                                       Company      Subsidiaries      Subsidiaries    Eliminations   Consolidated
                                       -------      ------------     -------------    ------------   ------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents          $  2,636      $      1,892     $         117    $          -   $      4,645
   Accounts receivable, net              1,558                 -                12               -          1,570
   Amounts due from franchisees
    and licensees, net                     996             3,812                 -               -          4,808
   Inventories                           3,957               950                 6               -          4,913
   Other current assets and             24,017           (18,561)             (727)              -          4,729
    amounts due from (to)
    affiliates, net
                                      --------      ------------     -------------    ------------   ------------
      Total current assets              33,164           (11,907)             (592)              -         20,665

 PROPERTY AND EQUIPMENT, net            27,923             1,462               170               -         29,555
 INTANGIBLES, net                       80,878            84,865               298               -        166,041
 INVESTMENT IN SUBSIDIARIES             64,984                 -                           (64,984)             -
 OTHER ASSETS                            2,895               125                32               -          3,052
                                      --------      ------------     -------------    ------------   ------------
                                      $209,844      $     74,545     $         (92)   $    (64,984)  $    219,313
                                      ========      ============     =============    ============   ============

LIABILITIES AND STOCKHOLDER'S
-----------------------------
 EQUITY (DEFICIT)
-----------------

 CURRENT LIABILITIES:
        Current portion of
         long-term debt   and
         capital lease obligations    $  8,105      $        268     $           -    $          -   $      8,373
   Accounts payable                     11,724             1,636               (22)              -         13,338
   Accrued liabilities                  10,458             1,930                 -               -         12,388
                                      --------      ------------     -------------    ------------   ------------
      Total current liabilities         30,287             3,834               (22)              -         34,099


 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, net of current
  portion                              142,539               114                 -               -        142,653
 OTHER ACCRUED LIABILITIES               8,419                 -                 -               -          8,419
 MANDATORILY REDEEMABLE
  CUMULATIVE PREFERRED STOCK                 -             1,440                 -               -          1,440
 MINORITY INTEREST                           -                                   4             119            123
 STOCKHOLDER'S EQUITY (DEFICIT)         28,599            69,157               (74)        (65,103)        32,579
                                      --------      ------------     -------------    ------------   ------------
                                      $209,844      $     74,545     $         (92)   $    (64,984)  $    219,313
                                      ========      ============     =============    ============   ============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
         ------------------------------------------------------------
                      FOR THE 13 WEEKS ENDED JULY 3, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                                 Parent            Guarantor     Non-Guarantor
                                                 Company         Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                             ----------------  ---------------- ---------------- ---------------- ----------------
TOTAL REVENUES                               $    36,108       $      6,129     $        45      $     (2,109)    $      40,173
                                             ----------------  ---------------- ---------------- ---------------- ----------------

OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs              20,002                  -              37              (314)           19,725
   Cost of sales                                  10,457              1,246              17            (1,795)            9,925
   General and administrative                      5,549                  -               -                 -             5,549
   Depreciation and amortization                   4,222              1,645                                               5,867
                                             ----------------  ---------------- ---------------- ---------------- ----------------

      Total operating costs and
        expenses                                  40,230              2,891              54            (2,109)           41,066
                                             ----------------  ---------------- ---------------- ---------------- ----------------

      (Loss) income from operations               (4,122)             3,238              (9)                -              (893)

INTEREST EXPENSE AND
 OTHER, net                                       (4,259)               (53)              -                 -            (4,312)
                                             ----------------  ---------------- ---------------- ---------------- ----------------

   (Loss) income before provision for
      income taxes and equity in net
      loss of consolidated subsidiaries           (8,381)             3,185              (9)                -            (5,205)

PROVISION FOR INCOME TAXES                          (106)                 -               -                 -              (106)
                                             ----------------  ---------------- ---------------- ---------------- ----------------

   (Loss) income before preferred
      stock accretion and dividends of
      subsidiaries and equity in net loss
      of consolidated subsidiaries                (8,487)             3,185              (9)                -            (5,311)

PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                            -               (111)              -                 -              (111)


EQUITY IN NET (LOSS) INCOME OF
  CONSOLIDATED SUBSIDIARIES                        3,065                  -               -            (3,068)               (3)
                                             ----------------  ---------------- ---------------- ---------------- ----------------

NET (LOSS) INCOME                            $    (5,422)      $      3,074     $        (9)     $     (3,068)    $      (5,425)
                                             ================  ================ ================ ================ ================

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 26 WEEKS ENDED JULY 3, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                                   Parent         Guarantor      Non-Guarantor
                                                  Company       Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                             ---------------- ---------------- ---------------- ---------------- ----------------
TOTAL REVENUES                                    $ 74,365            $12,764            $104        $(3,068)      $ 84,165
                                             ---------------- ---------------- ---------------- ---------------- ----------------

OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs
   Cost of sales                                    41,634                  -             120           (636)        41,118
   General and administrative                       19,787              4,463              38         (2,432)        21,856
   Depreciation and amortization                    10,819                 54               -              -         10,873
                                                     7,967              3,296               -              -         11,263
                                             ---------------- ---------------- ---------------- ---------------- ----------------

      Total operating costs and
        expenses                                    80,207              7,813             158         (3,068)        85,110


      (Loss) income from operations                 (5,842)             4,951             (54)             -           (945)

INTEREST EXPENSE AND
 OTHER, net                                         (8,638)               (80)              -              -         (8,718)
                                             ---------------- ---------------- ---------------- ---------------- ----------------

   (Loss) income before provision for
     income taxes and equity in net
     loss of consolidated subsidiaries             (14,480)             4,871             (54)             -         (9,663)

PROVISION FOR INCOME TAXES                            (210)                 -               -              -           (210)
                                             ---------------- ---------------- ---------------- ---------------- ----------------

   (Loss) income before preferred
     stock accretion and dividends of
     subsidiaries and equity in net loss
     of consolidated subsidiaries                  (14,690)             4,871             (54)             -         (9,873)

PREFERRED STOCK ACCRETION AND
 DIVIDENDS OF SUBSIDIARIES                               -               (222)              -              -           (222)

EQUITY IN NET (LOSS) INCOME OF
 CONSOLIDATED SUBSIDIARIES                           4,595                  -               -         (4,599)            (4)
                                             ---------------- ---------------- ---------------- ---------------- ----------------

NET (LOSS) INCOME                                 $(10,095)           $ 4,649            $(54)       $(4,599)      $(10,099)
                                             ================ ================ ================ ================ ================

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 26 WEEKS ENDED JULY 3, 1999
                      -----------------------------------
                                  (Unaudited)

                            (dollars in thousands)

                                     Parent            Guarantor       Non-Guarantor
                                     Company           Subsidiary      Subsidiaries   Eliminations  Consolidated
                                     -------        ---------------    -------------  ------------  ------------
 NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES               $ 1,138             $1,531            $ 39       $     -       $ 2,708
                                     -------             ------            ----       -------       -------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Acquisition Expenses               (100)                 -               -             -          (100)
     Purchase of property and
      equipment, net                  (2,520)               (84)              -             -        (2,604)
                                     -------             ------            ----       -------       -------

        Net cash used in investing
         activities                   (2,620)               (84)              -             -        (2,704)
                                     -------             ------            ----       -------       -------

 CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Reduction of long-term debt
      and capital lease obligations   (5,291)              (621)              -             -        (5,912)
     Payment of debt financing fees   (1,130)               (25)              -             -        (1,155)
     Reduction in preferred stock          -                (43)              -             -           (43)
     Proceeds from line of credit      7,000                  -               -             -         7,000
                                     -------             ------            ----       -------       -------

        Net cash used in financing
         activities                      579               (689)              -             -          (110)
                                     -------             ------            ----       -------       -------


 NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  (903)               758              39             -          (106)
 CASH AND CASH EQUIVALENTS,
  beginning of the period              3,539              1,134              78             -         4,751
                                     -------             ------            ----       -------       -------
 CASH AND CASH EQUIVALENTS, end of
  the period                         $ 2,636             $1,892            $117       $             $ 4,645
                                     =======             ======            ====       =======       =======

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 2, 1999
                                  (Unaudited)

                            (dollars in thousands)




                                      Parent         Guarantor      Non-Guarantor
                                      Company      Subsidiaries      Subsidiaries   Eliminations   Consolidated
                                      -------      ------------     -------------   ------------   ------------

              ASSETS
              ------

CURRENT ASSETS:
   Cash and cash equivalents         $  3,539      $      1,134     $          78   $          -   $      4,751
   Accounts receivable, net             2,860               304                44              -          3,208
   Amounts due from franchisees
    and licensees, net                  1,297             4,706                 -              -          6,003
   Inventories                          4,631               863                 9              -          5,503
   Other current assets and
    amounts due from (to)
    affiliates, net                    39,368           (33,898)             (592)             -          4,878
                                     --------      ------------     -------------   ------------   ------------

      Total current assets             51,695           (26,891)             (461)             -         24,343

 PROPERTY AND EQUIPMENT, net           29,900             1,654               243              -         31,797
 INTANGIBLES, net                      75,875            95,601               320              -        171,796
 INVESTMENT IN SUBSIDIARIES            66,484                 -                 -        (66,484)             -
 OTHER ASSETS                           3,688               252                30              -          3,970
                                     --------      ------------     -------------   ------------   ------------
                                     $227,642      $     70,616     $         132   $    (66,484)  $    231,906
                                     ========      ============     =============   ============   ============

LIABILITIES AND STOCKHOLDER'S
-----------------------------
EQUITY (DEFICIT)
----------------

CURRENT LIABILITIES:
 Current portion of long-term
  debt and capital lease
  obligations                        $  7,141      $      1,204     $           -   $          -   $      8,345
 Accounts payable                      14,223               564                69              -         14,856
 Accrued liabilities                   10,956             2,895                18              -         13,869
                                     --------      ------------     -------------   ------------   ------------
      Total current liabilities        32,320             4,663                87              -         37,070

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current
 portion                              142,367               216                61              -        142,644
OTHER ACCRUED LIABILITIES              10,134                 -                 -              -         10,134
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                            -             1,261                 -              -          1,261
MINORITY INTEREST                           -                 -                 -            119            119
STOCKHOLDER'S EQUITY (DEFICIT)         42,821            64,476               (16)       (66,603)        40,678
                                     --------      ------------     -------------   ------------   ------------
                                     $227,642      $     70,616     $         132   $    (66,484)  $    231,906
                                     ========      ============     =============   ============   ============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
         ------------------------------------------------------------
                      FOR THE 13 WEEKS ENDED JULY 4, 1998
                            (dollars in thousands)

                                  (Unaudited)

                                      Parent          Guarantor         Non-Guarantor
                                      Company         Subsidiary        Subsidiaries       Eliminations    Consolidated
                                    -----------     --------------     ---------------    --------------  --------------
 NET REVENUES                       $  29,814        $     432         $     1,121        $   (296)       $    31,071
                                    -----------      -------------     ---------------    --------------  --------------
 OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                              16,972                -                 178            (296)            16,854
   Food cost of sales                   7,384                -                  43               -              7,427
   General and administrative           3,755              278                 304               -              4,337
   Depreciation and amortization        2,882              321                 113               -              3,316
                                    -----------      -------------     ---------------    --------------  --------------

      Total operating costs and
       expenses                        30,993              599                 638            (296)            31,934
                                    -----------      -------------     ---------------    --------------  --------------

      (Loss) income from
       operations                      (1,179)            (167)                483               -               (863)

 INTEREST EXPENSE AND
   OTHER, net                          (2,771)               6                   5               -             (2,760)
                                    -----------      -------------     ---------------    --------------  --------------
   (Loss) income before provision
    for income taxes and equity
    in net loss of consolidated        (3,950)            (161)                488               -             (3,623)
    subsidiaries

 PROVISION FOR INCOME TAXES                (4)               -                   -               -                 (4)
                                    -----------      -------------     ---------------    --------------  --------------
   (Loss) income before preferred
    stock accretion and dividends
    of subsidiaries and equity in
    net loss of consolidated
    subsidiaries                       (3,954)            (161)                488               -             (3,627)

 PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                 -                -                (111)              -               (111)

 EQUITY IN NET (LOSS) INCOME OF
  CONSOLIDATED SUBSIDIARIES                62                -                (154)            (62)              (154)
                                    -----------      -------------     ---------------    --------------  --------------

 NET (LOSS) INCOME                  $  (3,892)       $    (161)        $       223        $    (62)       $    (3,892)
                                    ===========      =============     ===============    ==============  ==============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 26 WEEKS ENDED JULY 4, 1998
                            (dollars in thousands)

                                  (Unaudited)

                                        Parent         Guarantor        Non-Guarantor
                                       Company         Subsidiary       Subsidiaries     Eliminations    Consolidated
                                    ------------     -------------      -------------   --------------  --------------
 NET REVENUES                       $   60,370       $      683         $    1,867      $   (579)       $  62,341
                                    ------------     -------------      -------------   --------------  --------------

 OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                               34,309                -                178          (579)          33,908
   Food cost of sales                   15,142                -                 43             -           15,185
   General and administrative            7,261              554                772             -            8,587
   Depreciation and amortization         5,331              640                226             -            6,197
                                    ------------     -------------      -------------   --------------  --------------

      Total operating costs and
       expenses                         62,043            1,194              1,219          (579)          63,877
                                    ------------     -------------      -------------   --------------  --------------

      (Loss) income from
       operations                       (1,673)            (511)               648             -           (1,536)

 INTEREST EXPENSE AND
   OTHER, net                           (5,372)              14                  5             -           (5,353)
                                    ------------     -------------      -------------   --------------  --------------

   (Loss) income before provision
    for income taxes and equity
    in net loss of consolidated
    subsidiaries                        (7,045)            (497)               653             -           (6,889)

 PROVISION FOR INCOME TAXES                (14)               -                  -             -              (14)
                                    ------------     -------------      -------------   --------------  --------------

   (Loss) income before preferred
    stock accretion and dividends
    of subsidiaries and equity in
    net loss of consolidated
    subsidiaries                        (7,059)            (497)               653             -           (6,903)

 PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                  -                -               (222)            -             (222)

  EQUITY IN NET (LOSS) INCOME OF
  CONSOLIDATED SUBSIDIARIES               (242)               -               (176)          242             (176)
                                    ------------     -------------      -------------   --------------  --------------

 NET (LOSS) INCOME                  $   (7,301)      $     (497)        $      255      $    242        $  (7,301)
                                    ============     =============      =============   ==============  ==============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 26 WEEKS ENDED JULY 4, 1998
                            (dollars in thousands)

                                  (Unaudited)

                                                   Parent          Guarantor     Non-Guarantor
                                                   Company        Subsidiary      Subsidiaries     Eliminations     Consolidated
                                              ---------------- ---------------- ---------------- ---------------- ----------------
NET CASH USED IN  OPERATING
  ACTIVITIES                                   $   (2,824)      $     (379)      $    (103)       $      -         $   (3,306)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Net cash paid for acquisitions                  (928)               -               -              -                (928)
     Purchase of property and
       equipment, net                              (3,335)               -              (7)             -              (3,342)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

          Net cash used in investing
            activities                             (4,263)               -              (7)             -              (4,270)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Reduction of long-term debt and
       capital lease obligations                     (138)               -            (265)             -                (403)
     Reduction in preferred stock                       -                -             (42)             -                 (42)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

          Net cash used in financing
            activities                               (138)               -            (307)             -                (445)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                      (7,225)            (379)           (417)             -              (8,021)
CASH AND CASH EQUIVALENTS,
  beginning of period                              14,270              725           1,292              -              16,287
                                              ---------------- ---------------- ---------------- ---------------- ----------------
CASH AND CASH EQUIVALENTS, end
  of period                                    $    7,045       $      346       $     875        $     -          $    8,266
                                              ================ ================ ================ ================ ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields''), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. (''Capricorn''). Mrs. Fields has seven wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of July 3, 1999, Mrs. Fields owned and operated 139 Mrs. Fields Cookies stores, 105 Original Cookie Company stores, 100 Great American Cookies stores, 56 Hot Sam Pretzels stores, 88 Pretzel Time stores, and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 876 stores in the United States and 125 stores in several other countries. As of July 3, 1999, Mrs. Fields owned and operated 420 core stores and 72 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' business follows seasonal trends and is also affected by weather conditions. Because Mrs. Fields' stores are heavily concentrated in shopping malls, the Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Mrs. Fields experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields for the 13 and 26 weeks ended July 3, 1999 and the 13 and 26 weeks ended July 4, 1998. As supplemental information the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.



                                                 For the 13 Weeks Ended            For the 26 Weeks Ended
                                              ----------------------------       ------------------------------
                                                                    % CHG                               % CHG
                                                                    FROM                                FROM
                                              July 3,    July 4,   1998 TO       July 3,     July 4,   1998 TO
                                               1999       1998       1999         1999        1998       1999
                                              -------    -------   -------       -------     -------   --------
                                                                   (Dollars in thousands)
Statement of Operations Data:

Revenues:
  Net store and food sales.................   $34,786    $29,031      19.8%      $ 71,915    $58,687      22.5%
  Franchising, net.........................     5,146      1,608     220.0         11,562      2,971     289.2
  Licensing, net...........................       241        432     (44.2)           688        683       0.7
                                              -------    -------                 --------    -------
   Total revenues..........................    40,173     31,071      29.3         84,165     62,341      35.0
                                              -------    -------                 --------    -------

Operating Costs and Expenses:
  Selling and store occupancy costs........    19,725     16,854      17.0         41,118     33,908      21.3
  Cost of sales............................     9,925      7,427      33.6         21,856     15,185      43.9
  General and administrative...............     5,549      4,337      27.9         10,873      8,587      26.6
  Depreciation and amortization                 5,867      3,316      76.9         11,263      6,197      81.7
                                              -------    -------                 --------    -------
   Total operating costs and expenses          41,066     31,934      28.6         85,110     63,877      33.2
                                              -------    -------                 --------    -------

Other Income (Expense):
  Interest expense.........................    (4,349)    (2,870)     51.5         (8,686)    (5,626)     54.4
  Interest income..........................        40        241     (83.4)            78        417     (81.3)
  Other expenses, net......................      (223)      (400)    (44.3)          (546)      (556)     (1.8)
                                              -------    -------                 --------    -------
   Total other expense, net                    (4,532)    (3,029)     49.6         (9,154)    (5,765)     58.8
                                              -------    -------                 --------    -------
   Net loss................................   $(5,425)   $(3,892)     39.4%      $(10,099)   $(7,301)     38.3%
                                              =======    =======                 ========    =======

                                                 For the 13 Weeks Ended          For the 26 Weeks Ended
                                             ------------------------------  ------------------------------
                                                                    % CHG                           % CHG
                                                                    FROM                            FROM
                                               July       July     1998 TO     July       July     1998 TO
                                              3, 1999    4, 1998      1999    3, 1999    4, 1998      1999
                                             --------   --------   -------   --------   --------   -------

Supplemental Information
------------------------
Core stores:
 Net store and food sales..................  $ 31,304   $ 25,995      20.4%  $ 63,905   $ 51,695      23.6%
                                             --------   --------             --------   --------
 Operating costs and expenses:
   Selling and store occupancy costs.......    17,094     13,967      22.4     34,866     27,550      26.6
   Cost of sales...........................     6,651      6,533       1.8     14,962     13,204      13.3
   Depreciation and amortization...........     2,558      1,387      84.4      4,528      2,421      87.0
                                             --------   --------             --------   --------
   Total operating costs and
    expenses...............................    26,303     21,887      20.2     54,356     43,175      25.9
                                             --------   --------             --------   --------

    Core stores contribution                 $  5,001   $  4,108      21.7%  $  9,549   $  8,520      12.1%
                                             ========   ========             ========   ========

Stores in the process of being closed or
 franchised:
 Net store and food sales..................  $  3,482   $  3,036      14.7%  $  8,010   $  6,992      14.6%
                                             --------   --------             --------   --------
 Operating costs and expenses:
 Selling and store occupancy costs.........     2,631      2,887      (8.9)     6,252      6,358      (1.7)
 Cost of sales.............................     1,007        894      12.6      2,431      1,981      22.7
 Depreciation and amortization.............        89        149     (40.3)       190        258     (26.4)
                                             --------   --------             --------   --------
   Total operating costs and
    expenses...............................     3,727      3,930      (5.2)     8,873      8,597       3.2
                                             --------   --------             --------   --------
    Stores in the process of being
     closed or franchised contribution       $   (245)  $   (894)    (72.6)% $   (863)  $ (1,605)    (46.2)%
                                             ========   ========             ========   ========


13 Weeks Ended July 3, 1999 Compared to the 13 Weeks Ended July 4, 1998

     As of July 3, 1999, there were 492 Company-owned stores and 1,001 franchised or licensed stores in operation. The store activity for the 13 weeks ended July 3, 1999 is summarized as follows:


       Company-owned and Franchised or Licensed Store Activity              July 3, 1999             July 4, 1998
                                                                       -----------------------  -----------------------
                                                                       Company-    Franchised   Company-    Franchised
                                                                         Owned    Or Licensed     Owned    Or Licensed
                                                                       ---------  ------------  ---------  ------------
Stores open as of the beginning of the 13 weeks ended                       516           991        472           547
 Stores opened (including relocations)                                        4            18          2            20
 Stores closed (including relocations)                                       (7)          (19)        (2)          (13)
 Stores sold to franchisees                                                  (4)            4         (1)            1
 Non-core (exit plan) stores closed (September 18, 1996 forward)            (10)            -         (2)            -
 Non-core (exit plan) stores franchised (September 18, 1996 forward)         (8)            8         (9)            9
 Stores acquired from franchisees                                             1            (1)        10           (10)
                                                                            ---         -----        ---           ---
Stores open as of the end of the 13 weeks ended                             492         1,001        470           554
                                                                            ===         =====        ===           ===



Revenues

     Net Store and Food Sales. Total net store sales increased $5,755,000, or 19.8%, from $29,031,000 to $34,786,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998.

     Net store sales from core stores increased $5,309,000, or 20.4%, from $25,995,000 to $31,304,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. The increase in net store sales from core stores was primarily attributable to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions of these companies in August and November 1998, respectively.

    Net store sales from stores in the process of being closed or franchised increased $446,000, or 14.7%, from $3,036,000 to $3,482,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This increase results from the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     Franchising Revenues. Franchising revenues increased $3,538,000, or 220.0%, from $1,608,000 to $5,146,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. The increase in franchising revenues was primarily attributable to batter sales made to franchisees from the Atlanta batter facility purchased in August 1998 and the addition of 201 Great American and 205 Pretzelmaker franchisees due to the acquisition of these companies in August and November 1998, respectively.

     Licensing Revenues. Licensing revenues decreased $191,000, or 44.2%, from $432,000 to $241,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. The decrease in licensing revenues for the 13 weeks ended July 3, 1999 was primarily attributable to timing differences related to the recognition of Mrs. Fields branded dry cookie mix license fees.


Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $2,871,000, or 17.0%, from $16,854,000 to $19,725,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998.

     Selling and store occupancy costs for core stores increased by $3,127,000, or 22.4%, from $13,967,000 to $17,094,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. Within this overall increase, selling expenses increased by $1,172,000 or 29.7%, from $3,945,000 to $5,117,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. Store occupancy costs increased $778,000 or 13.2%, from $5,906,000 to $6,684,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisition of these companies in August and November 1998, respectively, coupled with lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $256,000, or 8.9%, from $2,887,000 to $2,631,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This decrease was primarily the result of closing or franchising 18 stores during the 13 weeks ended July 3, 1999.

     Cost of Sales. Total food cost of sales increased $2,498,000, or 33.6%, from $7,427,000 to $9,925,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998.

     Food cost of sales for core stores increased $118,000, or 1.8%, from $6,533,000 to $6,651,000 for the 13 weeks ended July 3, 1999. This increase was primarily the result of the addition of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Food cost of sales for stores in the process of being closed or franchised increased $113,000, or 12.6%, from $894,000 to $1,007,000 for the 13 weeks ended
July 3, 1999 compared to the 13 weeks ended July 4, 1998. This increase was primarily the result of the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     General and Administrative Expenses. General and administrative expenses increased $1,212,000, or 27.9%, from $4,337,000 to $5,549,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. The increase in general and administrative expenses was primarily attributable to the
acquisitions of Great American and Pretzelmaker.   During the quarter, the
Company incurred unanticipated consulting and other costs related to the Company's product offering and marketing programs as well as additional compensation and other expenses incurred by the Company due to the resignation of its Chief Financial Officer.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $2,551,000, or 76.9%, from $3,316,000 to $5,867,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This increase was primarily attributable to increased goodwill and fixed assets from the Great American and Pretzelmaker acquisitions.

     Depreciation and amortization expense for core stores increased $1,171,000, or 84.4%, from $1,387,000 to $2,558,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This increase in depreciation and amortization expense was primarily attributable to the acquisitions of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Interest Expense. Interest expense increased $1,479,000, or 51.5%, from $2,870,000 to $4,349,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This increase was primarily attributable to interest on the $40,000,000 in high yield notes issued in August 1998.

     Interest Income. Interest income decreased $201,000, or 83.4%, from $241,000 to $40,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This decrease was primarily the result of interest income earned in 1998 on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997 that was not earned in fiscal 1999.

     Other Expenses. Other expenses decreased $177,000, or 44.3%, from $400,000 to $223,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This decrease was primarily attributable to the minority interest from the net loss at the Pretzel Time subsidiary for the 13 weeks ended July 4, 1998, there was no minority interest in Preztel Time during the 13 weeks ended July 3, 1999.

     Net Loss. The net loss increased by $1,533,000, or 39.4%, from $3,892,000 to $5,425,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998 due to the combination of factors described above.

     Contribution from Core Stores. Contribution from core stores increased by $893,000, or 21.7%, from $4,108,000 to $5,001,000 for the 13 weeks ended July 3,
1999 compared to the 13 weeks ended July 4, 1998, primarily due to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $649,000, or 72.6%, from $894,000 to $245,000 for the 13 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This decrease was primarily the result of closing 10 stores and franchising 8 stores during the 13 weeks ended July 3, 1999 and the effect of closing or franchising 11 stores during the 13 weeks ended July 4, 1998. In addition, 22 stores were closed and 4 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended July 4, 1998.



26 Weeks Ended July 3, 1999 Compared to the 26 Weeks Ended July 4, 1998

     As of July 3, 1999, there were 492 Company-owned stores and 1,001 franchised or licensed stores in operation. The store activity for the 26 weeks ended July 3, 1999 is summarized as follows:


     Company-owned and Franchised or Licensed Store Activity                    July 3, 1999             July 4, 1998
                                                                                ------------             ------------
                                                                           Company-    Franchised   Company-    Franchised
                                                                            Owned      or Licensed     Owned    or Licensed
                                                                           ---------   -----------  --------    ------------
Stores open as of the beginning of the 26 weeks ended                            566           972       481             553
     Stores opened (including relocations)                                        10            49         5             42
     Stores closed (including relocations)                                       (23)          (38)       (7)           (42)
     Stores sold to franchisees                                                   (7)            7        (1)             1
     Non-core (exit plan) stores closed (September 18, 1996 forward)             (43)            -        (8)             -
     Non-core (exit plan) stores franchised (September 18, 1996 forward)         (14)           14       (11)            11
     Stores acquired from franchisees                                              3            (3)       11            (11)
                                                                                 ---         -----       ---            ---
Stores open as of the end of the 26 weeks ended                                  492         1,001       470            554
                                                                                 ===         =====       ===            ===


Revenues

     Net Store and Food Sales. Total net store sales increased $13,228,000, or 22.5%, from $58,687,000 to $71,915,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998.

     Net store sales from core stores increased $12,210,000, or 23.6%, from $51,695,000 to $63,905,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. The increase in net store sales from core stores was primarily attributable to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Net store sales from stores in the process of being closed or franchised increased $1,018,000, or 14.6%, from $6,992,000 to $8,010,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This increase results from the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     Franchising Revenues. Franchising revenues increased $8,591,000, or 289.2%, from $2,971,000 to $11,562,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. The increase in franchising revenues was primarily attributable to batter sales made to franchisees from the Atlanta batter facility purchased in August 1998 and the addition of 201 Great American and 205 Pretzelmaker franchisees due to the acquisitions of these companies in August and November 1998, respectively.

     Licensing Revenues. Licensing revenues increased $5,000, or 0.7%, from $683,000 to $688,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998.


Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $7,210,000, or 21.3%, from $33,908,000 to $41,118,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998.

     Selling and store occupancy costs for core stores increased by $7,316,000, or 26.6%, from $27,550,000 to $34,866,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. Within this overall increase, selling expenses increased by $4,047,000, or 34.1%, from $11,865,000 to $15,912,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. Store occupancy costs increased $2,112,000, or 18.3%, from $11,569,000 to $13,681,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively, coupled with lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $106,000, or 1.7%, from $6,358,000 to $6,252,000 for the 26 weeks ended July 3, 1999 compared to the 13 weeks ended July 4, 1998. This decrease was primarily the result of closing or franchising 57 stores during the 26 weeks ended July 3, 1999.

     Cost of Sales. Total food cost of sales increased $6,671,000 , or 43.9%, from $15,185,000 to $21,856,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998.

     Food cost of sales for core stores increased $1,758,000 , or 13.3%, from $13,204,000 to $14,962,000 for the 26 weeks ended July 3, 1999. This increase was primarily the result of the addition of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Food cost of sales for stores in the process of being closed or franchised increased $450,000, or 22.7%, from $1,981,000 to $2,431,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This increase was primarily the result of the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     General and Administrative Expenses. General and administrative expenses increased $2,286,000, or 26.6%, from $8,587,000 to $10,873,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. The increase in general and administrative expenses was primarily attributable to the acquisitions of Great American and Pretzelmaker. During the 26 weeks ended July 3,1999, the Company incurred unanticipated consulting and other costs related to the Company's product offering and marketing programs as well as additional compensation and other expenses incurred by the Company due to the resignation of its Chief Financial Officer.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $5,066,000, or 81.7%, from $6,197,000 to $11,263,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This increase was primarily attributable to increased goodwill and fixed assets from the Great American and Pretzelmaker acquisitions.

     Depreciation and amortization expense for core stores increased $2,107,000, or 87.0%, from $2,421,000 to $4,528,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This increase in depreciation and amortization expense was primarily attributable to the acquisitions of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Interest Expense. Interest expense increased $3,060,000, or 54.4%, from $5,626,000 to $8,686,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This increase was primarily attributable to interest on the $40,000,000 in high yield notes, which were issued in August 1998.

     Interest Income. Interest income decreased $339,000, or 81.3%, from $417,000 to $78,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This decrease was primarily the result of interest income earned in 1998 on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997 that was not earned in fiscal 1999.

     Other Expenses. Other expenses for the 26 weeks ended July 3, 1999 were comparable to the 26 weeks ended July 4, 1998.

     Net Loss. The net loss increased by $2,798,000 , or 38.3%, from $7,301,000 to $10,099,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998 due to the combination of factors described above.

     Contribution from Core Stores. Contribution from core stores increased by $1,029,000, or 12.1%, from $8,520,000 to $9,549,000 for the 26 weeks ended July
3, 1999 compared to the 26 weeks ended July 4, 1998, primarily due to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $742,000, or 46.2%, from $1,605,000 to $863,000 for the 26 weeks ended July 3, 1999 compared to the 26 weeks ended July 4, 1998. This decrease was primarily the result of closing 43 stores and franchising 14 stores during the 26 weeks ended July 3, 1999 and the effect of closing or franchising 19 stores during the 26 weeks ended July 4, 1998. In addition, 22 stores were closed and 4 franchised over the remainder of fiscal year 1998, which were in operation during the 26 weeks ended July 4, 1998.


Liquidity and Capital Resources


     General

     Mrs. Fields' principal sources of liquidity are cash flows from operations, cash on hand and available borrowings under Mrs. Fields' existing lease and revolving credit facilities. As of July 3, 1999, Mrs. Fields has $4,645,000 of cash and cash equivalents on hand and $276,000 additional borrowings allowable under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operating activities and its credit facilities to provide working capital, finance capital expenditures and to meet debt service requirements. Based on current operations and anticipated cost savings, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

     July 3, 1999 Compared to January 2, 1999

     As of July 3, 1999, Mrs. Fields had liquid assets (cash and cash equivalents and accounts receivable) of $11,023,000, a decrease of 21.0%, or $2,939,000, from January 2, 1999 when liquid assets were $13,962,000. Cash decreased $106,000, or 2.2%, to $4,645,000 at July 3, 1999 from $4,751,000 at
January 2, 1999. Accounts receivable decreased $2,833,000, or 30.8%, to $6,378,000 at July 3, 1999 from $9,211,000 at January 2, 1999 due to the seasonality of the business and improved collections.

     Mrs. Fields' working capital decreased by $707,000 to a negative $13,434,000 at July 3, 1999 from a negative $12,727,000 at January 2, 1999. This decrease is due to decreases in current assets, as discussed above, which more than offset decreases in current liabilities.

     Long-term assets decreased $8,915,000, or 4.3%, to $198,648,000 at July 3, 1999 from $207,563,000 at January 2, 1999. This decrease was primarily the result of scheduled depreciation and amortization of fixed assets, goodwill and deferred loan costs.

     During the 26 weeks ended July 3, 1999, Capricorn Investors II, L.P., the majority shareholder in Mrs. Fields Holdings, Mrs. Fields' 100% owner, assumed a $2,000,000 contract payment due in the future. This transaction enhanced Mrs. Fields' tax planning and financial flexibility.

     Mrs. Fields' cash flows from operating activities of $2,708,000 for the 26 weeks ended July 3, 1999, resulted primarily from store sales and franchising and licensing revenues net of costs and expenses incurred to generate these sales and better management of cash flows.

     Mrs. Fields utilized $2,704,000 of cash in investing activities during the 26 weeks ended July 3, 1999, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields utilized $110,000 of cash in financing activities during the 26 weeks ended July 3, 1999, primarily for the payment of debt related to the Pretzel Time acquisition.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 26 weeks ended July 3, 1999 and July 4, 1998, Mrs. Fields expended $2,604,000 and $3,342,000, respectively, for capital assets and expects to expend a total of approximately $7,000,000 in 1999. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.


Year 2000

     Management has assessed the Year 2000 issue and has determined that all internal information technology systems including financial software, corporate networks, the AS400 system and all other systems are Year 2000 compliant with the exception of systems used for collecting and communicating sales data from retail locations. This assessment was based primarily on independent, third-party verification from Mrs. Fields' vendors and suppliers.

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

     Upgrades of the plant production and distribution software were completed in the first and second quarters of 1999 at an estimated cost of $10,000. No information technology projects have been deferred as a result of Mrs. Field's Year 2000 efforts.

     Mrs. Fields is not dependent on the proper operation of the sales collection systems to run the day-to-day operations of the business. Therefore, failure or malfunction of these systems due to untimely or incomplete remediation would not have a material adverse effect on its results of operations.

     Mrs. Fields is in the process of assessing Year 2000 issues with respect to its significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to Mrs. Fields. Failure of Mrs. Fields' key suppliers to remedy their own Year 2000 issues could delay shipments of essential products, thereby disrupting Mrs. Fields' operations. Furthermore, Mrs. Fields relies on various service providers, such as utility and telecommunication service companies, which are beyond its control. This assessment is 100% complete. Based upon the results of the assessment, Mrs. Fields is not aware of any Year 2000 issues relating to its significant vendors, financial institutions or its non-information technology systems.

     Mrs. Fields does not have a contingency plan in place to address untimely or incomplete remediation of Year 2000 issues, but it is currently developing contingency plans. These contingency plans are expected to address issues related to significant vendors and financial institutions.


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

Forward-looking Information

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, the ability to refinance indebtedness, and the sale of assets. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

 .    Our ability to combine the businesses of companies acquired during the year with Mrs. Fields and to realize the expected benefits and cost savings from our acquisitions;

 .    Our ability to meet our debt and interest obligations,

 .    Performance by franchisees and licensees;

 .    Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;

 .    Changes in consumer preferences and our ability to adequately anticipate such changes;

 .    The seasonal nature of our operations;

 .    Changes in general economic and business conditions;

 .    Actions by competitors, including new product offerings and marketing and promotional successes;

 .    Claims which might be made against Mrs. Fields, including product liability claims;

 .    Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;

 .    Changes in our relationships with our franchisees and licensees;

 .    Changes in mall customer traffic and

 .    The inability of our vendors, service providers and financial institutions to resolve Year 2000 issues in a timely manner.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

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


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

Exhibit No.    Description
-----------    -----------
 27.1          Financial data schedule (for SEC use only)


(b)  Forms 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MRS. FIELDS' ORIGINAL COOKIES, INC.



/s/Larry A. Hodges                      August  15, 1999
------------------                      ----------------
Larry A. Hodges, President & CEO               Date


/s/Mark S. Tanner                       August  15, 1999
-----------------                       ----------------
Mark S. Tanner, Chief Financial Officer        Date
 (Principal Accounting Officer)