Form 10-Q
period 1999-10-02
FIELDS MRS ORIGINAL COOKIES INC
filed 1999-11-18
CIK 1043482

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                 -------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 2, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to _______

Commission File Number: 333-45179


                        MRS. FIELDS' ORIGINAL COOKIES, INC.
                        ----------------------------------
              (Exact name of registrant specified in its charter)

          DELAWARE                                    87-0552899
--------------------------------           ---------------------------------
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization)

2855 East Cottonwood Parkway, Suite 400
         Salt Lake City, Utah                              84121-7050
----------------------------------------   ---------------------------------
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

                                X  yes ____ no
                               ---

The registrant had 400 shares of common stock, $0.01 par value, outstanding at November 15, 1999.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of October 2,
          1999 and January 2, 1999........................................     3

         Condensed Consolidated Statements of Operations for the 13 Weeks
          Ended October 2, 1999 and October 3, 1998.......................     5

         Condensed Consolidated Statements of Operations for the 39 Weeks
          Ended October 2, 1999 and October 3, 1998.......................     6

         Condensed Consolidated Statements of Cash Flows for the 39 Weeks
          Ended October 2, 1999 and October 3, 1998.......................     7

          Notes to Condensed Consolidated Financial Statements............     8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    22

PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings...............................................    30

Item 6.   Exhibits and Reports on Form 8-K................................    30

                        PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                                      October 2,           January 2,
                                                                                         1999                 1999
                                                                                         ----                 ----
                                                                                               (Unaudited)
CURRENT ASSETS:
 Cash and  cash equivalents                                                           $  7,767            $  4,751
 Accounts receivable, net of allowance for doubtful accounts
       of $759 and $74, respectively                                                     3,116               3,208
 Amounts due from franchisees and licensees, net of allowance
       for doubtful accounts of $246 and $1,078, respectively                            4,484               6,003
 Inventories                                                                             4,987               5,503
 Prepaid rent and other                                                                  3,682               4,017
 Deferred income tax assets, current portion                                               771                 861
                                                                                      --------            --------
         Total current assets                                                           24,807              24,343
                                                                                      --------            --------
PROPERTY AND EQUIPMENT, at cost:
 Leasehold improvements                                                                 33,815              29,914
 Equipment and fixtures                                                                 11,946              17,108
 Land                                                                                      240                 240
                                                                                      --------            --------
                                                                                        46,001              47,262
 Less accumulated depreciation and amortization                                        (17,394)            (15,465)
                                                                                      --------            --------
         Net property and equipment                                                     28,607              31,797
                                                                                      --------            --------
DEFERRED INCOME TAX ASSETS, net of current portion                                       2,728               2,638
                                                                                      --------            --------
GOODWILL, net of accumulated amortization of
       $19,033 and $11,231, respectively                                               135,711             145,782
                                                                                      --------            --------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
 amortization of $3,560 and $2,615, respectively                                        13,451              14,296
                                                                                      --------            --------
DEFERRED LOAN COSTS, net of accumulated amortization of
       $2,958 and $1,320, respectively                                                  11,554              11,718
                                                                                      --------            --------
OTHER ASSETS                                                                               581               1,332
                                                                                      --------            --------
                                                                                      $217,439            $231,906
                                                                                      ========            ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                   (dollars in thousands, except share data)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                October 2,           January 2,
                                                                                   1999                 1999
                                                                                   ----                 ----
                                                                                          (Unaudited)
CURRENT LIABILITIES:
 Bank overdraft                                                                $  8,171             $  4,133
 Current portion of long-term debt                                                  852                8,046
 Current portion of capital lease obligations                                       822                  299
 Line of credit                                                                   1,400                    -
 Accounts payable                                                                 9,127               10,723
 Accrued liabilities                                                              3,576                3,597
 Current portion of store closure reserve                                         5,269                4,577
 Accrued salaries, wages and benefits                                             3,279                3,155
 Accrued interest payable                                                         4,869                1,260
 Sales taxes payable                                                                510                  962
 Deferred income                                                                    183                  318
                                                                               --------             --------
       Total current liabilities                                                 38,058               37,070

LONG-TERM DEBT, net of current portion                                          141,597              141,647

STORE CLOSURE RESERVE, net of current portion                                     4,887               10,134

CAPITAL LEASE OBLIGATIONS, net of current portion                                 1,768                  997
                                                                               --------             --------
       Total liabilities                                                        186,310              189,848
                                                                               --------             --------

MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK of PTI (a wholly owned subsidiary), aggregate liquidation preference of $1,182 and $1,495,
 respectively                                                                     1,182                1,261
                                                                               --------             --------
MINORITY INTEREST                                                                   129                  119
                                                                               --------             --------
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value; 1,000 shares authorized and 400 shares
  outstanding                                                                         -                    -
 Additional paid-in capital                                                      61,899               59,899
 Accumulated deficit                                                            (32,081)             (19,221)
                                                                               --------             --------
       Total stockholder's equity                                                29,818               40,678
                                                                               --------             --------
                                                                               $217,439             $231,906
                                                                               ========             ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                                        13 Weeks Ended           13 Weeks Ended
                                                                       October 2, 1999           October 3, 1998
                                                                       ---------------           ---------------
                                                                                     (Unaudited)
REVENUES:
 Net store and food sales                                                      $35,350                   $34,163
 Franchising, net                                                                6,520                     2,030
 Licensing, net                                                                    499                       398
                                                                               -------                   -------
   Total revenues                                                               42,369                    36,591
                                                                               -------                   -------
OPERATING COSTS AND EXPENSES:
 Selling and store occupancy costs                                              19,222                    18,449
 Cost of sales                                                                  10,599                     8,987
 General and administrative                                                      5,339                     4,423
 Depreciation and amortization                                                   5,429                     3,510
                                                                               -------                   -------
   Total operating costs and expenses                                           40,589                    35,369
                                                                               -------                   -------
     Income from operations                                                      1,780                     1,222
                                                                               -------                   -------
OTHER INCOME (EXPENSE), net:
 Interest expense                                                               (4,260)                   (3,355)
 Interest income                                                                    37                       113
 Other expense                                                                    (193)                     (112)
                                                                               -------                   -------
   Total other expense, net                                                     (4,416)                   (3,354)
                                                                               -------                   -------
      Loss before provision for income taxes, preferred stock
       accretion and dividends of subsidiaries and minority
       interest                                                                 (2,636)                   (2,132)

PROVISION FOR INCOME TAXES                                                          (6)                      (54)
                                                                               -------                   -------
     Loss before preferred stock accretion and dividends of
       subsidiaries and minority interest                                       (2,642)                   (2,186)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES                           (111)                     (111)

MINORITY INTEREST                                                                   (8)                      (92)
                                                                               -------                   -------
     Net loss                                                                  $(2,761)                  $(2,389)
                                                                               =======                   =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                                        39 Weeks Ended           39 Weeks Ended
                                                                       October 2, 1999           October 3, 1998
                                                                       ---------------           ---------------
                                                                                      (Unaudited)
REVENUES:
 Net store and food sales                                                    $107,265                  $92,850
 Franchising, net                                                              18,082                    4,612
 Licensing, net                                                                 1,187                    1,081
                                                                             --------                  -------
   Total revenues                                                             126,534                   98,543
                                                                             --------                  -------
OPERATING COSTS AND EXPENSES:
 Selling and store occupancy costs                                             60,340                   52,357
 Cost of sales                                                                 32,455                   24,172
 General and administrative                                                    16,212                   12,621
 Depreciation and amortization                                                 16,692                    9,707
                                                                             --------                  -------
   Total operating costs and expenses                                         125,699                   98,857
                                                                             --------                  -------
     Income (loss) from operations                                                835                     (314)
                                                                             --------                  -------
OTHER INCOME (EXPENSE), net:
 Interest expense                                                             (12,946)                  (8,981)
 Interest income                                                                  115                      530
                                                                             --------
 Other expense                                                                   (303)                    (256)
                                                                             --------                  -------
   Total other expense, net                                                   (13,134)                  (8,707)
                                                                             --------                  -------
     Loss before provision for income taxes, preferred stock
      accretion and dividends of subsidiaries and minority
      interest                                                                (12,299)                  (9,021)

PROVISION FOR INCOME TAXES                                                       (216)                     (68)
                                                                             --------                  -------
      Loss before preferred stock accretion and dividends of
      subsidiaries and minority interest                                      (12,515)                  (9,089)
                                                                             --------
PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES                          (333)                    (333)

MINORITY INTEREST                                                                 (12)                    (268)
                                                                             --------                  -------
     Net loss                                                                $(12,860)                 $(9,690)
                                                                             ========                  =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                  39 Weeks Ended October       39 Weeks Ended
                                                                                  October 2, 1999              October 3, 1998
                                                                                  ---------------------       ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $(12,860)              $ (9,690)
 Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                         16,692                  9,707
     Amortization of deferred loan costs                                                    1,638                    658
     Loss on sale of assets                                                                   285                    256
     Preferred stock accretion and dividends of subsidiaries                                  333                    333
     Minority interest                                                                         12                    268
     Changes in assets and liabilities:
        Accounts receivable, net                                                               92                   (361)
        Amounts due from franchisees and licensees, net                                     1,519                 (1,624)
        Inventories                                                                           516                   (127)
        Prepaid rent and other                                                                335                  1,306
        Other assets                                                                          751                   (207)
        Accounts payable and accrued liabilities                                           (1,617)                   356
        Bank overdraft                                                                      4,038
        Store closure reserve                                                              (1,840)                (1,892)
        Accrued salaries, wages and benefits                                                  124                   (110)
        Accrued interest payable                                                            3,722                  2,886
        Sales taxes payable                                                                  (452)                  (530)
        Deferred income                                                                      (135)                  (553)
                                                                                         --------               --------
          Net cash provided by operating activities                                        13,153                    676
                                                                                         --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash paid for acquisition expenses                                                      (100)               (28,699)
 Purchase of property and equipment                                                        (3,401)                (5,616)
                                                                                         --------               --------
          Net cash used in investing activities                                            (3,501)               (34,315)
                                                                                         --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit                                                               1,400
 Proceeds from issuance of long-term debt                                                                         39,400
 Reduction of long-term debt                                                               (5,244)               (40,838)
 Payment of debt financing costs                                                           (1,474)                (5,007)
 Proceeds from common stock infusion                                                                              29,056
 Principal payments on capital lease obligations                                             (793)                   (49)
 Reduction in preferred stock                                                                (525)                   (64)
                                                                                         --------               --------
          Net cash (used in) provided by financing activities                              (6,636)                22,498
                                                                                         --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        3,016                (11,141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        4,751                 16,287
                                                                                         --------               --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                           $  7,767               $  5,146
                                                                                         ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                 $ 12,946               $  6,291
                                                                                         ========               ========
  Cash paid for income taxes                                                             $                      $
                                                                                         ========               ========

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position of Mrs. Fields as of October 2, 1999 and January 2, 1999, and the results of its operations and its cash flows as of and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 1999 contained in Mrs. Fields' Annual Report on Form 10-K.

The results of operations for the 13 and 39 weeks ended October 2, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 1, 2000. Loss per share is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded.


(2)  RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.


(3)  PRO FORMA RESULTS OF OPERATIONS
     -------------------------------

The following unaudited pro forma information presents a summary of the consolidated results of operations of Mrs. Fields assuming the Great American, Deblan, Chocolate Chip, Karp, Cookie Conglomerate and Pretzelmaker acquisitions and related financings had occurred at the beginning of the 39 weeks ended October 3, 1998. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been consummated at the beginning of the 39 weeks ended October 3, 1998 (in thousands).

                                                         13 Weeks Ended           39 Weeks Ended
                                                         October 3, 1998          October 3, 1998
                                                         ---------------          ---------------
                                                                       (Unaudited)
                    Total revenues                             $46,851                 $139,491

                    Income from operations                         639                    1,269

                    Net loss                                    (3,801)                 (11,865)

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

(4)   STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES
      ------------------------------------------------------------

  Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the Mrs. Fields' policy provides for the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be resolved with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses are accrued for. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields reduces the reserve to zero, and goodwill is adjusted for the corresponding amount.

  During the 13 weeks ended October 2, 1999, management updated an analysis of the status of the store closure plans, by concept and by store, and recorded a $2,163,000 reduction to the store closure reserve. The net reduction in the reserve was recorded in connection with management's reassessment of the estimated store closure costs. The adjustment to the reserve related only to those stores that were originally planned to be exited at the time of a related business combination. A net amount of $2,100,000 was offset as a reduction to goodwill and a net amount of $63,000 was recorded as an offset to general and administrative expenses in the accompanying unaudited condensed financial statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 39 weeks ended October 2, 1999:

                                   Mrs. Fields Inc. and
                                    Original Cookie Co.                    H&M                         Pretzel Time
                                    -------------------                    ---                         ------------

                                  Business      Company-                         Company-                         Company-
                                Combination       Owned          Business          Owned          Business          Owned
                                    And          Stores      Combination and      Stores      Combination and      Stores
                                 Subsequent   Unrelated to     Subsequent      Unrelated to     Subsequent      Unrelated to
                                Adjustments    Acquisition     Adjustments      Acquisition     Adjustments      Acquisition
                                ------------  -------------    -----------     -------------    -----------     -------------
Balance, January 2, 1999......  $  3,728,000  $   4,674,000    $   981,000     $     367,000    $   493,000     $     264,000

Utilization for the 39 weeks
Ended October 2, 1999.........    (1,019,000)      (789,000)             -           (79,000)             -           (48,000)
Decrease in reserve for the
 39 weeks ended October 2,
 1999.........................      (540,000)             -       (212,000)                -       (191,000)                -
                                ------------  -------------    -----------     -------------    -----------     -------------
Balance, October 2, 1999......  $  2,169,000  $ $ 3,885,000    $   769,000     $     288,000    $   302,000     $     216,000
                                ============  =============    ===========     =============    ===========     =============
                                        Great American            Pretzelmaker                   Consolidated
                                        --------------            ------------                   ------------

                                                                                                 Company-
                                                    Company-                        Business       Owned
                                    Business         Owned          Business       Combination    Stores     Total Business
                                Combination and      Stores      Combination and       and       Unrelated    Combinations
                                  Subsequent      Unrelated to     Subsequent      Subsequent       To        and Company-
                                  Adjustments     Acquisition      Adjustments     Adjustments  Acquisition   Owned Stores
                                  -----------     ------------     -----------     -----------  -----------   ------------
Balance, January 2, 1999......     $3,399,000         $305,000     $   500,000     $ 9,101,000   $5,610,000     $14,711,000

Utilization for the 39 week
Ended October 2, 1999.........       (457,000)               -               -      (1,476,000)    (916,000)     (2,392,000)
Decrease) in reserve for the
 39 weeks ended October 2,
 1999.........................       (852,000)               -        (368,000)     (2,163,000)           -      (2,163,000)
                                   ----------         --------     -----------     -----------  -----------    ------------
Balance, October 2, 1999......     $2,090,000         $305,000     $   132,000     $ 5,462,000   $4,694,000     $10,156,000
                                   ==========         ========     ===========     ===========   ==========     ===========

The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 39 weeks ended October 2, 1999. This table does not include a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified in connection with a business combination.

                                                  Mrs. Fields Inc.
                                                        And
                                                  Original Cookie             H&M              Pretzel Time
                                                --------------------  --------------------  -------------------
                                                 To Be      To Be      To Be      To Be      To Be     To Be
                                                -------  -----------  -------  -----------  -------  ----------
                                                Closed   Franchised   Closed   Franchised   Closed   Franchised
                                                -------  -----------  -------  -----------  -------  ----------
Balance, January 2, 1999......................      23           36        6            7        3            -
Stores closed or franchised for the 39 weeks
  ended October 2, 1999.......................     (14)         (14)      (4)          (4)      (3)           -
                                                   ---          ---     ----         ----      ---         ----

Balance, October 2, 1999......................       9           22        2            3        -            -
                                                   ===          ===     ====         ====      ===         ====

                                                   Great American         Pretzelmaker        Consolidated
                                                --------------------  -------------------  ------------------
                                                 To Be      To Be      To Be     To Be     To Be     To Be
                                                -------  -----------  -------  ----------  ------  ----------
                                                Closed   Franchised   Closed   Franchised  Closed  Franchised
                                                -------  -----------  -------  ----------  ------  ----------
Balance, January 2, 1999......................      43           11        7            -      82          54
Stores closed or franchised for the 39 weeks
  ended October 2, 1999.......................     (22)          (1)      (4)           -     (47)        (19)
                                                   ---          ---      ---         ----     ---          --

Balance, October 2, 1999......................      21           10        3            -      35          35
                                                   ===          ===     ====         ====     ===         ===

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)


     The following table presents a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 39 weeks ended October 2, 1999:

                                                   Mrs. Fields Inc.
                                                  and Original Cookie           H&M              Pretzel Time
                                                 ---------------------  -------------------  --------------------
                                                   To Be      To Be      To Be     To Be      To Be      To Be
                                                  Closed   Franchised   Closed   Franchised  Closed   Franchised
                                                 --------  -----------  -------  ----------  -------  -----------
Balance, January 2, 1999.......................       28           14        2            1       3            1
Stores closed or franchised during
 the 39 weeks ended October 2, 1999............      (20)          (7)      (2)           -      (1)          (1)
                                                     ---          ---      ---            -     ---          ---
Balance, October 2, 1999.......................        8            7        -            1       2            -
                                                     ===          ===      ===            =     ===          ===

                                                    Great American        Consolidated
                                                 -------------------  --------------------
                                                  To Be     To Be      To Be      To Be
                                                 Closed   Franchised  Closed   Franchised
                                                 -------  ----------  -------  -----------
Balance, January 2, 1999.......................       4            -      37           16
Stores closed or franchised during
 the 39 weeks ended October 2, 1999............      (2)           -     (25)          (8)
                                                     --   ----------     ---          ---
Balance, October 2, 1999.......................       2            -      12            8
                                                     ==   ==========     ===          ===

     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 39 weeks ended October 2, 1999 for stores to be closed and franchised:

                                                    Mrs. Fields,
                                                      Inc. and
                                                      Original                     Great
                                                     Cookie Co.        H&M        American    Pretzelmaker    Consolidated
                                                     -----------       ---        --------    ------------    ------------
Balance, January 2, 1999.......................      $ 3,844,000   $1,380,000   $ 2,877,000    $ 327,000      $ 8,428,000
Utilization for the 39 weeks ended October 2, 1999
  related to stores to be closed...............       (1,137,000)    (405,000)   (1,190,000)    (157,000)      (2,889,000)
Utilization for the 39 weeks ended October 2, 1999
  related to stores to be franchised...........         (694,000)    (332,000)       (5,000)           -       (1,031,000)
                                                     -----------   ----------   -----------    ---------      -----------

Balance, October 2, 1999.......................      $ 2,013,000   $  643,000   $ 1,682,000    $ 170,000      $ 4,508,000
                                                     ===========   ==========   ===========    =========      ===========

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)


(5)  REPORTABLE SEGMENTS
------------------------

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

     Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any general and administrative expense, other income (expense), interest expense, depreciation and amortization of assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table (in thousands).

                                         Company-             Franchising
                                       owned Stores          and Licensing              Total
                                       ------------          -------------             ------
13 weeks ended October 2, 1999
------------------------------
Total revenues                           $ 35,350                 $ 7,019             $ 42,369
Contribution margin                         7,893                   4,655               12,548

13 weeks ended October 3, 1998
------------------------------
Total revenues                           $ 34,163                 $ 2,428             $ 36,591
Contribution margin                         6,727                   2,428                9,155

39 weeks ended October 2, 1999
------------------------------
Total revenues                           $107,265                 $19,269             $126,534
Contribution margin                        22,119                  11,620               33,739

39 weeks ended October 3, 1998
------------------------------
Total revenues                           $ 92,850                 $ 5,693             $ 98,543
Contribution margin                        16,321                   5,693               22,014

     The reconciliation of contribution margin to net loss is as follows (in thousands):

                                       13 Weeks Ended       13 Weeks Ended        39 Weeks Ended       39 Weeks Ended
                                      October 2, 1999       October 3, 1998       October 2, 1999      October 3, 1998
                                      ---------------       ---------------       ---------------      ---------------
Contribution margin                           $12,548               $ 9,155              $ 33,739             $ 22,014
General and
 administrative expense                        (5,339)               (4,423)              (16,212)             (12,621)
Depreciation and amortization                  (5,429)               (3,510)              (16,692)              (9,707)
Interest expense                               (4,260)               (3,355)              (12,946)              (8,981)
Other income (expense), net                      (281)                 (256)                 (749)                (395)
                                              -------               -------              --------             --------
Net loss                                      $(2,761)              $(2,389)             $(12,860)            $ (9,690)
                                              =======               =======              ========             ========

               MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

Geographic segment information is as follows (in thousands):

                                                           International           Domestic           International
                                       Domestic Company-     Company-           Franchising and        Franchising
                                        owned Stores        owned Stores           Licensing          and Licensing
                                        ------------        ------------           ---------          -------------
Total revenues
--------------
13 weeks ended October 2, 1999              $ 35,350                                 $ 6,930                   $ 89
13 weeks ended October 3, 1998                34,076               $ 87                2,387                     41

39 weeks ended October 2, 1999               107,244                 21               18,980                    289
39 weeks ended October 3, 1998                92,716                134                5,231                    462

  Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores are immaterial. As of October 2, 1999 there are no remaining international company-owned stores.

  There were no customers who accounted for more than 10% of Mrs. Fields' total revenues or either segment's revenues.

(6)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      ----------------------------------------------------------

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 2, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                       Parent        Guarantor     Non-Guarantor
                                       Company     Subsidiaries     Subsidiaries       Eliminations       Consolidated
                                      ---------   --------------   --------------     -------------      -------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents          $  5,748          $  1,756     $       263       $                   $     7,767
   Accounts receivable, net              2,651                62              (1)                                2,712
   Amounts due from franchisees
    and licensees, net                     873             3,611                                                 4,484
   Inventories                           3,808             1,173               6                                 4,987
   Other current assets and
    amounts due from (to)
    affiliates, net                     20,310           (14,665)           (788)                                4,857
                                      --------          --------     -----------       --------            -----------

      Total current assets              33,390            (8,063)           (520)                               24,807

 PROPERTY AND EQUIPMENT, net            26,865             1,562             180                                28,607
 INTANGIBLES, net                       77,261            83,167             288                               160,716
 INVESTMENT IN SUBSIDIARIES             64,926                                          (64,926)
 OTHER ASSETS                            3,150               126              33                                 3,309
                                      --------          --------     -----------       --------            -----------

                                      $205,592          $ 76,792     $       (19)      $(64,926)           $   217,439
                                      ========          ========     ===========       ========            ===========


LIABILITIES AND STOCKHOLDER'S
-----------------------------
 EQUITY (DEFICIT)
-----------------

 CURRENT LIABILITIES:
   Current portion of
     long-term debt and
     capital lease obligations        $  1,387          $    287     $                 $                   $     1,674
   Accounts payable                     15,600             1,712             (14)                               17,298
   Accrued liabilities                  17,142             1,934              10                                19,086
                                      --------          --------     -----------       --------            -----------

      Total current liabilities         34,129             3,933              (4)                               38,058

 LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, net of current
   portion                             143,365                                                                 143,365
 OTHER ACCRUED LIABILITIES               4,887                                                                   4,887
 MANDATORILY REDEEMABLE
   CUMULATIVE PREFERRED STOCK                              1,182                                                 1,182
 MINORITY INTEREST                                                           129                                   129
 STOCKHOLDER'S EQUITY (DEFICIT)         23,211            71,677            (144)       (64,926)                29,818
                                      --------          --------     -----------       --------            -----------

                                      $205,592          $ 76,792     $       (19)      $(64,926)           $   217,439
                                      ========          ========     ===========       ========            ===========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 13 WEEKS ENDED OCTOBER 2, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                     Parent        Guarantor      Non-Guarantor
                                     Company     Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                     -------     ------------     ------------   ------------   ------------
 TOTAL REVENUES                      $36,825          $6,730             $256         $(1,442)       $42,369
                                     -------        --------          -------        --------       --------

 OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                             19,511                               42            (331)        19,222
   Cost of sales                       6,499           5,196               15          (1,111)        10,599
   General and administrative          5,238             (25)             126                          5,339
   Depreciation and amortization       3,727           1,702                                           5,429
                                     -------        --------          -------        --------       --------

      Total operating costs and
       expenses                       34,975           6,873              183          (1,442)        40,589
                                     -------        --------          -------        --------       --------

      Income (loss) from operations    1,850            (143)              73                          1,780

  INTEREST EXPENSE AND
   OTHER, net                         (4,337)            (79)                                         (4,416)
                                     -------        --------          -------        ---------      --------

   (Loss) income before provision
    for income taxes and equity
    in net loss of consolidated       (2,487)           (222)              73                         (2,636)
    subsidiaries

  PROVISION FOR INCOME TAXES              (6)                                                             (6)
                                     -------        --------          -------        --------       --------

   (Loss) income before preferred
    stock accretion and dividends
    of subsidiaries and equity in
    net loss of consolidated
    subsidiaries                      (2,493)           (222)              73                         (2,642)

  PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES                            (111)                                           (111)

  EQUITY IN NET LOSS OF
   CONSOLIDATED SUBSIDIARIES             260                                             (268)            (8)
                                     -------        --------          -------        --------       --------

 NET (LOSS) INCOME                   $(2,233)         $ (333)            $ 73         $  (268)       $(2,761)
                                     =======        ========          =======        ========       ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 39 WEEKS ENDED OCTOBER 2, 1999
                                  (Unaudited)

                            (dollars in thousands)

                                      Parent        Guarantor      Non-Guarantor
                                     Company      Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                     --------     --------------   -------------   ------------   ------------
TOTAL REVENUES                       $111,190     $       19,494   $         360   $     (4,510)  $    126,534
                                     --------     --------------   -------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
   Selling and store occupancy
    costs                              61,145                                162           (967)        60,340
   Cost of sales                       29,170              6,775              53         (3,543)        32,455
   General and administrative          16,057                 29             126                        16,212
   Depreciation and amortization       11,694              4,998                                        16,692
                                     --------     --------------   -------------   ------------   ------------

      Total operating costs and
       expenses                       118,066             11,802             341         (4,510)       125,699
                                     --------     --------------   -------------   ------------   ------------

      Income (loss) from operations    (6,876)             7,692              19                           835

INTEREST EXPENSE AND
 OTHER, net                           (12,975)              (159)                                      (13,134)
                                     --------     --------------   -------------   ------------   ------------

   (Loss) income before provision
     for income taxes and equity
     in net loss of consolidated
     subsidiaries                     (19,851)             7,533              19                       (12,299)

PROVISION FOR INCOME TAXES               (216)                                                            (216)
                                     --------     --------------   -------------   ------------   ------------

   (Loss) income before preferred
     stock accretion and dividends
     of subsidiaries and equity in
     net loss of consolidated
     subsidiaries                     (20,067)             7,533              19                       (12,515)

PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                                 (333)                                        (333)

EQUITY IN NET LOSS OF
  CONSOLIDATED SUBSIDIARIES             7,219                                            (7,231)           (12)
                                     --------     --------------   -------------   ------------   ------------

NET (LOSS) INCOME                    $(12,848)    $        7,200   $          19   $     (7,231)  $    (12,860)
                                     ========     ==============   =============   ============   ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE 39 WEEKS ENDED OCTOBER 2, 1999
                                  (Unaudited)

                             (dollars in thousands)

                                      Parent         Guarantor      Non-Guarantor
                                     Company       Subsidiaries      Subsidiaries  Eliminations   Consolidated
                                     --------     --------------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES               $ 10,407     $        2,561   $         185   $              $     13,153
                                     --------     --------------   -------------   ------------   ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Net cash paid for acquisitions      (100)                                                            (100)
     Purchase of property and
      equipment, net                   (3,145)              (256)                                       (3,401)
                                     --------     --------------   -------------   ------------   ------------

        Net cash used in investing
         activities                    (3,245)              (256)                                       (3,501)
                                     --------     --------------   -------------   ------------   ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Borrowing on line of credit        1,400                                                            1,400
     Reduction of long-term debt
      and capital lease obligations    (4,904)            (1,133)                                       (6,037)
     Payment of debt financing fees    (1,449)               (25)                                       (1,474)
     Reduction in preferred stock                           (525)                                         (525)
                                     --------     --------------   -------------   ------------   ------------

        Net cash used in financing
         activities                    (4,953)            (1,683)                                       (6,636)
                                     --------     --------------   -------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  2,209                622             185                         3,016
CASH AND CASH EQUIVALENTS,
  beginning of the period               3,539              1,134              78                         4,751
                                     --------     --------------   -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of
  the period                         $  5,748     $        1,756   $         263   $              $      7,767
                                     ========     ==============   =============   ============   ============

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 2, 1999
                             ---------------------
                                  (Unaudited)
                             (dollars in thousands)

                                              Parent        Guarantor      Non-Guarantor
                                             Company      Subsidiaries      Subsidiaries   Eliminations   Consolidated
                                             --------     -------------    ------------    ------------   ------------
              ASSETS
              ------

CURRENT ASSETS:
   Cash and cash equivalents                 $  3,539          $  1,134         $    78       $              $  4,751
   Accounts receivable, net                     2,860               304              44                         3,208
   Amounts due from franchisees
    and licensees, net                          1,297             4,706                                         6,003
   Inventories                                  4,631               863               9                         5,503
   Other current assets and amounts
    due from (to) affiliates, net              39,368           (33,898)           (592)                        4,878
                                            ---------         ---------        --------      ---------      ---------

      Total current assets                     51,695           (26,891)           (461)                       24,343

PROPERTY AND EQUIPMENT, net                    29,900             1,654             243                        31,797
INTANGIBLES, net                               75,875            95,601             320                       171,796
INVESTMENT IN SUBSIDIARIES                     66,484                                          (66,484)
OTHER ASSETS                                    3,688               252              30                         3,970
                                            ---------         ---------        --------      ---------      ---------

                                             $227,642          $ 70,616         $   132       $(66,484)      $231,906
                                            =========         =========        ========      =========      =========

LIABILITIES AND STOCKHOLDER'S
-----------------------------
  EQUITY (DEFICIT)
  ----------------

CURRENT LIABILITIES:
 Current portion of long-term
  debt and capital lease obligations         $  7,141          $  1,204         $             $              $  8,345
 Accounts payable                              14,223               564              69                        14,856
 Accrued liabilities                           10,956             2,895              18                        13,869
                                            ---------         ---------        --------      ---------      ---------

      Total current liabilities                32,320             4,663              87                        37,070


LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion          142,367               216              61                       142,644
OTHER ACCRUED LIABILITIES                      10,134                                                          10,134
MANDATORILY REDEEMABLE CUMULATIVE
 PREFERRED STOCK                                                  1,261                                         1,261
MINORITY INTEREST                                                                                  119            119
STOCKHOLDER'S EQUITY (DEFICIT)                 42,821            64,476             (16)       (66,603)        40,678
                                            ---------         ---------        --------      ---------      ---------

                                             $227,642          $ 70,616         $   132       $(66,484)      $231,906
                                            =========         =========        ========      =========      =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 13 WEEKS ENDED OCTOBER 3, 1998
                            (dollars in thousands)
                                  (unaudited)

                                                    Parent           Guarantor      Non-Guarantor
                                                    Company         Subsidiary      Subsidiaries     Eliminations     Consolidated
                                                  ------------     ------------     ------------     ------------     ------------
 NET REVENUES                                     $     33,945     $      2,511     $        975     $       (840)    $     36,591
                                                  ------------     ------------     ------------     ------------     ------------

 OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs                    18,787                                73             (411)          18,449
   Food cost of sales                                    8,638              748               30             (429)           8,987
   General and administrative                            3,820              258              345                             4,423
   Depreciation and amortization                         2,742              645              123                             3,510
                                                  ------------     ------------     ------------     ------------     ------------

      Total operating costs and expenses                33,987            1,651              571             (840)          35,369
                                                  ------------     ------------     ------------     ------------     ------------

      (Loss) income from operations                        (42)             860              404                             1,222

 INTEREST EXPENSE AND
   OTHER, net                                           (3,361)               4                3                            (3,354)
                                                  ------------     ------------     ------------     ------------     ------------

   (Loss) income before provision for
     income taxes and equity in net
     loss of consolidated subsidiaries                  (3,403)             864              407                            (2,132)

 PROVISION FOR INCOME TAXES                                (54)                                                                (54)
                                                  ------------     ------------     ------------     ------------     ------------

   (Loss) income before preferred
     stock accretion and dividends of
     subsidiaries and equity in net
     loss of consolidated subsidiaries                  (3,457)             864              407           (1,252)          (2,186)

 PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                                                                 (111)                             (111)

 EQUITY IN NET LOSS OF
  CONSOLIDATED SUBSIDIARIES                             (1,160)                                                                (92)
                                                  ------------     ------------     ------------     ------------     ------------

 NET (LOSS) INCOME                                $     (2,297)    $        864     $        296     $     (1,252)    $     (2,389)
                                                  ============     ============     ============     ============     ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE 39 WEEKS ENDED OCTOBER 3, 1998
                             (dollars in thousands)
                                  (unaudited)

                                                    Parent           Guarantor      Non-Guarantor
                                                    Company         Subsidiary      Subsidiaries     Eliminations     Consolidated
                                                  ------------     ------------     ------------     ------------     ------------
 NET REVENUES                                     $     93,926     $      3,194     $      2,842     $     (1,419)    $     98,543
                                                  ------------     ------------     ------------     ------------     ------------

 OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs                    53,096                               251             (990)          52,357
   Food cost of sales                                   23,780              748               73             (429)          24,172
   General and administrative                           10,692              812            1,117                            12,621
   Depreciation and amortization                         8,073            1,285              349                             9,707
                                                  ------------     ------------     ------------     ------------     ------------

      Total operating costs and expenses                95,641            2,845            1,790           (1,419)          98,857
                                                  ------------     ------------     ------------     ------------     ------------

      (Loss) income from operations                     (1,715)             349            1,052                              (314)

 INTEREST EXPENSE AND
   OTHER, net                                           (8,733)              18                8                            (8,707)
                                                  ------------     ------------     ------------     ------------     ------------
   (Loss) income before provision for
    income taxes and equity in net
    loss of consolidated subsidiaries                  (10,448)             367            1,060                            (9,021)

 PROVISION FOR INCOME TAXES                                (68)                                                                (68)
                                                  ------------     ------------     ------------     ------------     ------------

   (Loss) income before preferred
    stock accretion and dividends of
    subsidiaries and equity in net
    loss of consolidated subsidiaries                  (10,516)             367            1,060                            (9,089)

 PREFERRED STOCK ACCRETION AND
  DIVIDENDS OF SUBSIDIARIES                                                                 (333)                             (333)

 EQUITY IN NET LOSS OF
  CONSOLIDATED SUBSIDIARIES                              1,094                                             (1,362)            (268)
                                                  ------------     ------------     ------------     ------------     ------------

 NET (LOSS) INCOME                                $     (9,422)    $        367     $        727     $     (1,362)    $     (9,690)
                                                  ============     ============     ============     ============     ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE 39 WEEKS ENDED OCTOBER 3, 1998
                             (dollars in thousands)
                                  (unaudited)

                                                    Parent           Guarantor      Non-Guarantor
                                                    Company         Subsidiary      Subsidiaries     Eliminations     Consolidated
                                                  ------------     ------------     ------------     ------------     ------------
 NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                            $    (37,783)    $     37,954     $        505     $          -     $        676
                                                  ------------     ------------     ------------     ------------     ------------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Net cash paid for acquisitions                    (35,656)           6,957                                            (28,699)
     Purchase of property and
      equipment, net                                    (5,609)                               (7)                           (5,616)
                                                  ------------     ------------     ------------     ------------     ------------

        Net cash (used in) provided
          by investing activities                      (41,265)           6,957               (7)                          (34,315)
                                                  ------------     ------------     ------------     ------------     ------------

 CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Proceeds from long-term debt                       39,400                                                              39,400
     Payment of debt financing costs                    (5,007)                                                             (5,007)
     Equity from MFH                                    29,056                                                              29,056
     Reduction of long-term debt and
      capital lease obligations                            (49)         (40,522)            (316)                          (40,887)
     Reduction in preferred stock                                                            (64)                              (64)
                                                  ------------     ------------     ------------     ------------     ------------

        Net cash provided by
         (used in) financing activities                 63,400          (40,522)            (380)                           22,498
                                                  ------------     ------------     ------------     ------------     ------------

 NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                 (15,648)           4,389              118                           (11,141)
 CASH AND CASH EQUIVALENTS,
  beginning of period                                   14,270              725            1,292                            16,287
                                                  ------------     ------------     ------------     ------------     ------------
 CASH AND CASH EQUIVALENTS,
  end of period                                   $     (1,378)    $      5,114     $      1,410     $                $      5,146
                                                  ============     ============     ============     ============     ============

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

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of October 2, 1999, Mrs. Fields owned and operated 136 Mrs. Fields Cookies stores, 100 Original Cookie Company stores, 99 Great American Cookies stores, 54 Hot Sam Pretzels stores, 86 Pretzel Time stores and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 832 stores in the United States and 129 stores in several other countries. As of October 2, 1999, Mrs. Fields owned and operated 389 core stores and 90 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' business follows seasonal trends and is also affected by climate and weather conditions. Because Mrs. Fields' stores are heavily concentrated in shopping malls, the Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Mrs. Fields experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields for the 13 and 39 weeks ended October 2, 1999 and the 13 and 39 weeks ended October 3, 1998. As supplemental information the table also segregates the statement of operations data into a core stores and stores in the process of being closed or franchised format.

                                                    For the 13 Weeks Ended                 For the 39 Weeks Ended
                                                    ----------------------                 ----------------------
                                                                          % chg                                    % chg
                                                                           from                                    from
                                               October 2,   October 3,    1998 to      October 2,    October  3,  1998 to
                                                 1999          1998        1999          1999           1998       1999
                                                 ----          ----        ----          ----           ----       ----
                                                                          (Dollars in thousands)
Statement of Operations Data:

Revenues:
  Net store and food sales.................     $35,350       $34,163       3.5%        $107,265       $92,850      15.5%
  Franchising, net.........................       6,520         2,030     221.2           18,082         4,612     292.1
  Licensing, net...........................         499           398      25.4            1,187         1,081       9.8
                                                -------       -------                   --------       -------
   Total revenues..........................      42,369        36,591      15.8          126,534        98,543      28.4
                                                -------       -------                   --------       -------

Operating Costs and Expenses:
  Selling and store occupancy costs........      19,222        18,449       4.2           60,340        52,357      15.2
  Cost of sales............................      10,599         8,987      17.9           32,455        24,172      34.3
  General and administrative...............       5,339         4,423      20.7           16,212        12,621      28.5
  Depreciation and amortization                   5,429         3,510      54.7           16,692         9,707      72.0
                                                -------       -------                   --------       -------
   Total operating costs and expenses            40,589        35,369      14.8          125,699        98,857      27.2
                                                -------       -------                   --------       -------

Other Income (Expense):
  Interest expense.........................      (4,260)       (3,355)     27.0          (12,946)       (8,981)     44.1
  Interest income..........................          37           113     (67.3)             115           530     (78.3)
  Other expenses, net......................        (318)         (369)    (13.8)            (864)         (925)     (6.6)
                                                -------       -------                   --------       -------
   Total other expense, net                      (4,541)       (3,611)     25.8          (13,695)       (9,376)     46.1
                                                -------       -------                   --------       -------
   Net loss................................     $(2,761)      $(2,389)     15.6%        $(12,860)      $(9,690)     32.7%
                                                =======       =======                   ========       =======

                                                    For the 13 Weeks Ended                 For the 39 Weeks Ended
                                                    ----------------------                 ----------------------
                                                                          % chg                                    % chg
                                                                           from                                    from
                                               October 2,   October 3,    1998 to      October 2,    October  3,  1998 to
                                                 1999          1998        1999          1999           1998       1999
                                                 ----          ----        ----          ----           ----       ----
                                                                          (Dollars in thousands)
Supplemental Information
------------------------
Core stores:
  Net store and food sales..................    $31,811         $30,050      5.91%          $95,735         $81,947      16.8%
                                                -------         -------                     -------         -------
  Operating costs and expenses:
    Selling and store occupancy costs.......     16,797          15,043      12.9            51,681          42,768      20.8
    Cost of sales...........................      7,218           7,096       1.9            22,119          20,329       8.8
    Depreciation and amortization...........      2,496           1,403      77.9             7,024           3,833      83.3
                                                -------         -------                     -------         -------
    Total operating costs and
     expenses...............................     26,511          23,542      12.6            80,824          66,930      20.8
                                                -------         -------                     -------         -------

     Core stores contribution                   $ 5,300         $ 6,508     (18.6)%         $14,911         $15,017      (0.7)%
                                                =======         =======                     =======         =======

Stores in the process of being closed or
 franchised:
  Net store and food sales..................    $ 3,539         $ 4,113     (14.0)%         $11,530         $10,903       5.8%
                                                -------         -------                     -------         -------
  perating costs and expenses:
  Selling and store occupancy costs.........      2,425           3,406     (28.8)            8,659           9,589      (9.7)
  Cost of sales.............................      1,069           1,143      (6.5)            3,561           3,095      15.1
  Depreciation and amortization.............         13             107     (87.9)              202             356     (43.3)
                                                -------         -------                     -------         -------
   Total operating costs and
     expenses...............................      3,507           4,656     (24.7)           12,422          13,040      (4.7)
                                                -------         -------                     -------         -------
     Stores in the process of being
      closed or franchised contribution         $    32         $  (543)    105.9%          $  (892)        $(2,137)     58.3%
                                                =======         =======                     =======         =======

     Store contribution is determined by subtracting all store operating expenses, including depreciation from net store sales. Management uses store contribution information to measure operating performance at the store level. Core store contribution measures the amount of store contribution from stores that Mrs. Fields does not intend to close or franchise. Store contribution for stores in the process of being closed or franchised measures the amount of store contribution from stores that Mrs. Fields has determined to either close or franchise and for which Mrs. Fields has included in a store closure reserve. Store contribution for stores in the process of being closed or franchised as a separate caption is not in accordance with generally accepted accounting principles. Store contribution may not be comparable to other similarly titled measures.

13 Weeks Ended October 2, 1999 Compared to the 13 Weeks Ended October 3, 1998

     As of October 2, 1999, there were 479 Company-owned stores and 961 franchised or licensed stores in operation. The store activity for the 13 weeks ended October 2, 1999 and October 3, 1998 is summarized as follows:

       Company-owned and Franchised or Licensed Store Activity            October 2, 1999          October 3, 1998
                                                                       ----------------------   ----------------------
                                                                       Company-    Franchised   Company-    Franchised
                                                                        Owned     Or Licensed    Owned     Or Licensed
                                                                       --------   -----------   --------   -----------
Stores open as of the beginning of the 13 weeks ended                       492         1,001        470           554
 Stores opened (including relocations)                                        1            25        111           236
 Stores closed (including relocations)                                       (5)          (72)        (2)          (23)
 Stores sold to franchisees                                                  (5)            5         (3)            3
 Non-core (exit plan) stores closed (September 18, 1996
  forward)                                                                   (2)                     (13)
 Non-core (exit plan) stores franchised (September 18, 1996
  forward)                                                                   (3)            3         (2)            2
 Stores acquired from franchisees                                             1            (1)         7            (7)
                                                                          -----         -----      -----         -----
       Stores open as of the end of the 13 weeks ended                      479           961        568           765
                                                                          =====         =====      =====         =====

Revenues

     Net Store and Food Sales. Total net store sales increased $1,187,000, or 3.5%, from $34,163,000 to $35,350,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. For stores that had been open one year or more, mall store sales decreased 1.3% when compared to the same period in the prior year. The decrease is primarily due to deceased foot traffic in the malls where our stores are located.

     Net store sales from core stores increased $1,761,000, or 5.9%, from $30,050,000 to $31,811,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. The increase in net store sales from core stores was primarily attributable to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions of these companies in August and November 1998, respectively.

     Net store sales from stores in the process of being closed or franchised decreased $574,000, or 14.0%, from $4,113,000 to $3,539,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This decrease resulted from closing 75 stores and franchising 25 stores since the third quarter of 1998.

     Franchising Revenues. Franchising revenues increased $4,490,000, or 221.2%, from $2,030,000 to $6,520,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. The increase in franchising revenues was primarily attributable to batter sales made to franchisees from the Atlanta batter facility purchased in August 1998 and the addition of 201 Great American and 205 Pretzelmaker franchisees due to the acquisition of these companies in August and November 1998, respectively.

     Licensing Revenues. Licensing revenues increased $101,000, or 25.4%, from $398,000 to $499,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. The increase in licensing revenues for the 13 weeks ended October 2, 1999 was primarily attributable to increased purchases for seasonal licensees for "Back to School" and early stocking for the fourth quarter.

Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $773,000, or 4.2%, from $18,449,000 to $19,222,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998.

     Selling and store occupancy costs for core stores increased by $1,754,000, or 11.7%, from $15,043,000 to $16,797,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisition of these companies in August and November 1998, respectively, coupled with lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $981,000, or 28.8%, from $3,406,000 to $2,425,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This decrease was primarily the result of closing or franchising 18 stores during the 13 weeks ended October 3, 1999.

     Cost of Sales. Total food cost of sales increased $1,612,000, or 17.9%, from $8,987,000 to $10,599,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998.

     Food cost of sales for core stores increased $122,000, or 1.7%, from $7,096,000 to $7,218,000 for the 13 weeks ended October 23, 1999. This increase was primarily the result of the addition of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Food cost of sales for stores in the process of being closed or franchised decreased $74,000, or 6.5%, from $1,143,000 to $1,069,000 for the 13 weeks ended
October 2, 1999 compared to the 13 weeks ended October 3, 1998. This decrease is primarily the result of closing 75 stores and franchising 25 stores since the third quarter of 1998.

     General and Administrative Expenses. General and administrative expenses increased $916,000, or 20.7%, from $4,423,000 to $5,339,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. The increase in general and administrative expenses was primarily attributable to the acquisitions of Great American and Pretzelmaker.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $1,919,000, or 54.7%, from $3,510,000 to $5,429,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This increase was primarily attributable to increased goodwill and fixed assets from the Great American and Pretzelmaker acquisitions.

     Depreciation and amortization expense for core stores increased $1,093,000, or 77.9%, from $1,403,000 to $2,496,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This increase in depreciation and amortization expense was primarily attributable to the acquisitions of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Interest Expense. Interest expense increased $905,000, or 27.0%, from $3,355,000 to $4,260,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This increase was primarily attributable to interest on the $40,000,000 in high yield notes issued in August 1998.

     Interest Income. Interest income decreased $76,000, or 67.3%, from $113,000 to $37,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This decrease was primarily the result of interest income earned in 1998 on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997 that was not earned in fiscal 1999.

     Other Expenses. Other expenses, decreased $51,000, or 13.8%, from $369,000 to $318,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998.

     Net Loss. The net loss increased by $372,000, or 15.6%, from $2,389,000 to $2,761,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998 due to the combination of factors described above.

     Contribution from Core Stores. Contribution from core stores decreased by $1,208,000, or 18.6%, from $6,508,000 to $5,300,000 for the 13 weeks ended
October 2, 1999 compared to the 13 weeks ended October 3, 1998, primarily due to the depreciation of fixed assets from 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $575,000, or 105.9%, from ($543,000) to $32,000 for the 13 weeks ended October 2, 1999 compared to the 13 weeks ended October 3, 1998. This decrease was primarily the result of closing 7 stores and franchising 8 stores during the 13 weeks ended October 2, 1999 and the effect of closing or franchising 11 stores during the 13 weeks ended October 3, 1998. In addition, 68 stores were closed and 17 franchised over the remainder of fiscal year 1998, which were in operation during the 13 weeks ended October 3, 1998. See Note 4 to the Unaudited Condensed Consolidated Financial Statements as of October 2, 1999 for a more detailed analysis of Mrs. Fields store closure reserve.


39 Weeks Ended October 2, 1999 Compared to the 39 Weeks Ended October 3, 1998

     As of October 2, 1999, there were 479 Company-owned stores and 961 franchised or licensed stores in operation. The store activity for the 39 weeks ended October 2, 1999 and October 3, 1998 is summarized as follows:

                                                                             October 2,               October 3,
Company-owned and Franchised or Licensed Store Activity                      ----------               ----------
                                                                                1999                     1998
                                                                                ----                     ----
                                                                       Company-    Franchised   Company-    Franchised
                                                                         Owned    or Licensed     Owned    or Licensed
                                                                       --------   -----------   --------   -----------
Stores open as of the beginning of the 39 weeks ended                       566           972        481           553
 Stores opened (including relocations)                                       11            74        116           278
 Stores closed (including relocations)                                      (12)         (110)        (9)          (65)
 Stores sold to franchisees                                                  (5)            5         (4)            4
 Non-core (exit plan) stores closed (September 18, 1996
  forward)                                                                  (61)            -        (21)            -
 Non-core (exit plan) stores franchised (September 18, 1996
  forward)                                                                  (24)           24        (13)           13
 Stores acquired from franchisees                                             4            (4)        18           (18)
                                                                          -----         -----      -----         -----
Stores open as of the end of the 39 weeks ended                             479           961        568           765
                                                                          =====         =====      =====         =====

Revenues

     Net Store and Food Sales. Total net store sales increased $14,415,000, or 15.5%, from $92,850,000 to $107,265,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. For stores that had been open one year or more, sales decreased .3% when compared to the same period in the prior year. The decrease is primarily due to decreased foot traffic in the malls where our stores are located.

     Net store sales from core stores increased $13,788,000, or 16.8%, from $81,947,000 to $95,735,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. The increase in net store sales from core stores was primarily attributable to the operation of 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Net store sales from stores in the process of being closed or franchised increased $627,000, or 5.8%, from $10,903,000 to $11,530,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This increase resulted from the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     Franchising Revenues. Franchising revenues increased $13,470,000, or 292.1%, from $4,612,000 to $18,082,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. The increase in franchising revenues was primarily attributable to batter sales made to franchisees from the Atlanta batter facility purchased in August 1998 and the addition of 201 Great American and 205 Pretzelmaker franchisees due to the acquisitions of these companies in August and November 1998, respectively.

     Licensing Revenues. Licensing revenues increased $106,000, or 9.8%, from $1,081,000 to $1,187,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998.

Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $7,983,000, or 15.2%, from $52,357,000 to $60,340,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998.

     Selling and store occupancy costs for core stores increased by $8,913,000, or 20.8%, from $42,768,000 to $51,681,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. These increases were primarily attributable to the 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively, coupled with lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $930,000, or 9.7%, from $9,589,000 to $8,659,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This decrease was primarily the result of closing or franchising 98 stores during the 39 weeks ended October 2, 1999.

     Cost of Sales. Total food cost of sales increased $8,283,000, or 34.3%, from $24,172,000 to $32,455,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998.

     Food cost of sales for core stores increased $1,790,000, or 8.8%, from $20,329,000 to $22,119,000 for the 39 weeks ended October 2, 1999. This increase was primarily the result of the addition of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Food cost of sales for stores in the process of being closed or franchised increased $466,000, or 15.1%, from $3,095,000 to $3,561,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This increase was primarily the result of the addition of 41 to be closed stores and 13 to be franchised stores in the fourth quarter 1998.

     General and Administrative Expenses. General and administrative expenses increased $3,591,000, or 28.4%, from $12,621,000 to $16,212,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. The increase in general and administrative expenses was primarily attributable to the acquisitions of Great American and Pretzelmaker.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $6,985,000, or 72.0%, from $9,707,000 to $16,692,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This increase was primarily attributable to increased goodwill and fixed assets from the Great American and Pretzelmaker acquisitions.

     Depreciation and amortization expense for core stores increased $3,191,000, or 83.3%, from $3,833,000 to $7,024,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This increase in depreciation and amortization expense was primarily attributable to the acquisitions of 66 Great American and 2 Pretzelmaker core stores in August and November 1998, respectively.

     Interest Expense. Interest expense increased $3,965,000, or 44.1%, from $8,981,000 to $12,946,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This increase was primarily attributable to interest on the $40,000,000 in high yield notes, which were issued in August 1998.

     Interest Income. Interest income, decreased $415,000, or 78.3%, from $530,000 to $115,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This decrease was primarily the result of interest income earned in 1998 on excess cash provided by the $100,000,000 in high yield notes which were put in place in November 1997 that was not earned in fiscal 1999.

     Other Expenses. Other expenses for the 39 weeks ended October 2, 1999 were comparable to the 39 weeks ended October 3, 1998.

     Net Loss. The net loss increased by $3,170,000, or 32.7%, from $9,690,000 to $12,860,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998 due to the combination of factors described above.

     Contribution from Core Stores. Contribution from core stores decreased by $106,000, or .7%, from $15,017,000 to $14,911,000 for the 39 weeks ended
October 2, 1999 compared to the 39 weeks ended October 3, 1998, primarily due to the depreciation of fixed assets from 66 Great American and 2 Pretzelmaker core stores obtained in connection with the acquisitions in August and November 1998, respectively.

     Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $1,245,000, or 58.3%, from $2,137,000 to $892,000 for the 39 weeks ended October 2, 1999 compared to the 39 weeks ended October 3, 1998. This decrease was primarily the result of closing 43 stores and franchising 14 stores during the 39 weeks ended October 2, 1999 and the effect of closing or franchising 19 stores during the 39 weeks ended October 3, 1998. In addition, 22 stores were closed and 4 franchised over the remainder of fiscal year 1998, which were in operation during the 39 weeks ended October 3, 1998. See Note 4 to the Unaudited Condensed Consolidated Financial Statements as of October 2, 1999 for a more detailed analysis of Mrs. Fields store closure reserve.

Liquidity and Capital Resources

     General

     Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of October 2, 1999, Mrs. Fields has $7,767,000 of cash and cash equivalents on hand and $6,749,000 additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operations and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 1999 interest payment. Based on current operations and anticipated cost savings, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels or that cost savings can be achieved.

     October 2, 1999 Compared to January 2, 1999

     As of October 2, 1999, Mrs. Fields had liquid assets (cash and cash equivalents and accounts receivable) of $15,367,000, an increase of 10.1%, or $1,405,000, from January 2, 1999 when liquid assets were $13,962,000. Cash increased $3,016,000, or 63.5%, to $7,767,000 at October 2, 1999 from $4,751,000 at January 2, 1999. Accounts receivable decreased $1,611,000, or 17.5%, to $7,600,000 at October 2, 1999 from $9,211,000 at January 2, 1999 due to the seasonality of the business and improved collections.

     Mrs. Fields' working capital decreased by $524,000, or 4.1%, to a negative $13,251,000 at October 2, 1999 from a negative $12,727,000 at January 2, 1999.
This decrease is due to the decreases in current assets which more than offset the decreases in current liabilities.

     Long-term assets decreased $14,931,000, or 7.2%, to $192,632,000, at
October 2, 1999 from $207,563,000 at January 2, 1999. This decrease was primarily the result of scheduled depreciation and amortization of fixed assets, goodwill and deferred loan costs.

     During the 39 weeks ended October 2, 1999, Mrs. Fields Holdings, the Company's sole shareholder, made a capital contribution of $2,000,000 by assuming a $2,000,000 note payable due December 31, 1999.

     Mrs. Fields' cash flows from operating activities of $13,153,000 for the 39 weeks ended October 2, 1999, resulted primarily from store sales and franchising and licensing revenues net of costs and expenses incurred to generate these sales and better management of cash flows.

     Mrs. Fields utilized $3,501,000 of cash in investing activities during the 39 weeks ended October 2, 1999, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields utilized $6,636,000 of cash in financing activities during the 39 weeks ended October 2, 1999, primarily for the payment of debt related to the acquisitions.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 39 weeks ended October 2, 1999 and October 3, 1998, Mrs. Fields expended $5,488,000 and $5,616,000, respectively, for capital assets and expects to expend a total of approximately $7,000,000 in 1999. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

     Mrs. Fields is currently replacing its sales collection systems with software and hardware that is Year 2000 compliant. Programming and development of the software is complete and has been installed in approximately 80% of its stores. Mrs. Fields projects installation will be complete by November 1999. The estimated cost of this project is $1.9 million and includes software development and new store computers and registers. The costs to complete this project are included in Mrs. Fields' 1999 budget. Funding for this project is being provided by internal cash flow and by a lease finance company.

     Upgrades of the plant production and distribution software were completed in the first and second quarters of 1999 at an estimated cost of $10,000. No information technology projects have been deferred as a result of Mrs. Fields' Year 2000 efforts.

     Mrs. Fields is not dependent on the proper operation of the sales collection systems to run the day-to-day operations of the business. Therefore, failure or malfunction of these systems due to untimely or incomplete remediation would not have a material adverse effect on its results of operations.

     Mrs. Fields has assessed Year 2000 issues with respect to its significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues will impede the ability of such vendors to continue providing goods and services to Mrs. Fields. Failure of Mrs. Fields' key suppliers to remedy their own Year 2000 issues could delay shipments of essential products, thereby disrupting Mrs. Fields' operations. Furthermore, Mrs. Fields relies on various service providers, such as utility and telecommunication service companies, which are beyond its control. This assessment is 100% complete. Based upon the results of the assessment to date, Mrs. Fields is not aware of any Year 2000 issues relating to its significant vendors, financial institutions or its non-information technology systems.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

Exhibit No.    Description
-----------    -----------
    27.1       Financial data schedule (for SEC use only)


(b)  Forms 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MRS. FIELDS' ORIGINAL COOKIES, INC.


/s/ Larry A. Hodges                          November 17, 1999
--------------------------------------       -----------------
Larry A. Hodges, President & CEO             Date


/s/ Mark S. Tanner                           November 17, 1999
--------------------------------------       -----------------
Mark S. Tanner, Chief Financial Officer      Date
 (Principal Accounting Officer)