Form 10-K
period 2000-01-01
FIELDS MRS ORIGINAL COOKIES INC
filed 2000-03-31
CIK 1043482

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 1, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ______

Commission File Number:  333-45179

                      MRS. FIELDS' ORIGINAL COOKIES, INC.
                      -----------------------------------
              (Exact name of registrant specified in its charter)

                    DELAWARE                                             87-0552899
-----------------------------------------------       ----------------------------------------------------
(State or other jurisdiction of incorporation                 (IRS employer identification no.)
 or organization)

   2855 East Cottonwood Parkway, Suite 400
         Salt Lake City, Utah                                              84121-7050
-----------------------------------------------       ----------------------------------------------------
(Address of principal executive offices)                                    (Zip code)

                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None
------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  yes  ____ no
---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Company had 400 shares of common stock outstanding at March 31, 2000.

     Documents incorporated by reference:   None
                                            ----

                      MRS. FIELDS' ORIGINAL COOKIES, INC.


                               TABLE OF CONTENTS

PART I.
-----
Item 1.   Business................................................................................     3

Item 2.   Properties..............................................................................    11

Item 3.   Legal Proceedings.......................................................................    11

Item 4.   Submission of Matters to a Vote of Security Holders.....................................    11


PART II.
-------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................    12

Item 6.   Selected Financial Data.................................................................    12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...    14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................    24

Item 8.   Financial Statements and Supplementary Data.............................................    25

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  II-1


PART III.
--------

Item 10.  Directors and Executive Officers of the Registrant......................................  II-1

Item 11.  Executive Compensation..................................................................  II-3

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................  II-5

Item 13.  Certain Relationships and Related Transactions..........................................  II-6


PART IV.
--------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................  II-8

                                     PART I

FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, the ability to refinance indebtedness, and the sale of assets.

     These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

 .  Our ability to realize the expected benefits and cost savings from our prior acquisitions;
 .  Performance by franchisees and licensees;
 .  Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
 .  Changes in consumer preferences and our ability to adequately anticipate such changes;
 .  The seasonal nature of our operations;
 .  Changes in general economic and business conditions;
 .  Actions by competitors, including new product offerings and marketing and promotional successes;
 .  Claims which might be made against Mrs. Fields, including product liability claims;
 .  Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
 . Changes in our relationships with our franchisees and licensees; and . Changes in mall customer traffic.

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 1.  Business

History

     Mrs. Fields' Original Cookies, Inc. was formed in September 1996 in connection with the acquisitions of Mrs. Fields Inc., The Original Cookie Company, Inc. ("Original Cookie Company") and Hot Sam Company Inc,. ("Hot Sam") by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"), a subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Capricorn retained Mr. Larry Hodges as Chief Executive Officer of Mrs. Fields and as of March 31, 2000, Capricorn had invested more than $30 million in Mrs. Fields through Mrs. Fields' Holding.

     In November 1997, Mrs. Fields received as a contribution from Mrs. Fields' Holding all of the common stock of The Mrs. Fields' Brand, Inc. ("Mrs. Fields' Brand"). On the same date, Mrs. Fields' Holding also contributed the business of Mrs. Fields' Pretzel Concepts and 56% of the shares of common stock of Pretzel Time, Inc. ("Pretzel Time"). In conjunction with this transaction, the Company issued $100 million of 10 1/8% Series A Senior Notes. In January, June and December 1998, Mrs. Fields acquired an additional 4%, 10% and the final 30%, respectively, of Pretzel Time's common stock.

     In August 1998, Mrs. Fields consummated an add-on offering of 10 1/8% Series C Senior Notes and received a capital contribution from Mrs. Fields' Holding of $29.1 million, which were all of the net proceeds of a concurrent offering of notes by Mrs. Fields' Holding. Mrs. Fields used the proceeds from the offering, the capital contribution and other available cash to:

     . finance the acquisition of Cookies USA, Inc., the parent of Great American Cookie Company, Inc. ("Great American")
     . finance the acquisition of the stock of two Great American franchisees, Deblan and Chocolate Chip

     . finance a tender offer and consent solicitation for all the outstanding $40 million in total principal amount of Great American's 10 7/8% Senior Secured Notes due 2001

     In September 1998, Mrs. Fields, in connection with the purchase of Great American, purchased eight additional Great American franchised stores ("Karp") for $1.9 million.

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

     On February 9, 2000, an affiliate of our parent company, Capricorn, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. It is expected that, if this acquisition is completed, Mrs. Fields will enter into a management agreement to provide management services to TCBY. If completed, this acquisition would occur no earlier than the second quarter of 2000. We cannot be sure that this acquisition will be completed, and there has been no agreement signed regarding the terms of the management agreement. Management of Mrs. Fields believes that, if completed, the agreement will be on terms consistent with what could have been obtained from an unaffiliated third party and this acquisition would offer Mrs. Fields the opportunity to sell its products in TCBY stores.

General

     Today, Mrs. Fields is one of the largest retailers in the premium snack-food industry (based on number of units), with cookies and pretzels as its major product lines. Mrs. Fields is the largest retailer of baked on-premises cookies (based on the number of units) and the second largest retailer of baked on-premises pretzels (based on the number of units) in the United States. In addition, Mrs. Fields is one of the most widely recognized and respected brand names in the premium cookie industry. Mrs. Fields operates in two industry segments determined by revenue source: (1) company-owned stores and (2) franchised and licensed stores and related activity.

Business Strategy.   Our objective is to increase sales and profitability at our continuing company-owned and franchised stores by implementing the key elements of our long-term business strategy, which include the following:

 .    Build the Mrs. Fields brand in retail venues other than our traditional mall-based locations
 .    Grow concept and product licensing programs and revenues
 .    Enhance the quality of our company-owned store base
 .    Improve the productivity of our continuing company-owned stores
 .    Capitalize on the strong "Mrs. Fields", "Great American", "Pretzel Time"
     and "Pretzelmaker" brand names
 .    Develop new company-owned and franchised stores
 .    Pursue further strategic acquisitions of related businesses
 .    Perpetuate franchise growth in all core concepts, including company-owned cookie and pretzel stores that management has determined to franchise.

     We also intend to capitalize on our brand recognition and the perception of quality among consumers to expand the product line to include products sold in other retail environments through licensing agreements with other companies.

Product Offerings. The product offerings in our stores consist primarily of (1) fresh baked cookies, brownies, muffins, and other baked goods and (2) fresh baked sweet dough and "Bavarian" style pretzels. During fiscal year 1999, our store revenue mix consisted of the following:

     Cookies and Brownies............................................  63%
     Pretzels........................................................  17%
     Beverages.......................................................  19%
     Other...........................................................   1%

     Baked products are made using only pure and high quality vanilla, chocolate, raisins, nuts and other ingredients. To maintain product quality and consistency at both company-owned and franchised stores, Mrs. Fields and Original Cookie stores use centrally manufactured frozen dough, which is manufactured by outside suppliers according to our proprietary formulas. Great American stores use refrigerated batter that is shipped daily from our Atlanta production facility. Pretzel Time uses a dry mix batter that is shipped to the stores from selected distributors. All products must pass strict quality assurance and control steps at both the manufacturing plants and the stores.

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

Marketing and Advertising. We market our products using an in-house marketing department. Our marketing programs emphasize product sampling, local store marketing and brand name identification. At the store level, we advertise using the aroma of fresh-baked cookies, sampling, posters and the attractive arrangement of finished products to create a store ambiance that is conducive to sales. We also promote products by offering special packaging and selling other promotional items We cultivate local customer loyalty by offering regular 20% discounts to employees in malls where stores are located and occasional other discounts. Historically, we have spent relatively little on paid advertising, relying mainly on in-store signage and promotions. We are currently working on developing catered corporate accounts for both company-owned and franchised stores and will be building awareness of products geared toward corporate accounts at the store level for the local market area and through catalogue sales. We also promote our products as gifts, particularly at holiday time.

Store Operations

Cookies. We operate, franchise and license 943 retail cookie stores: 542 under the Mrs. Fields brand, 93 under the Original Cookie brand, and 308 under the Great American brand. The Great American stores are concentrated in the southeastern and south central states and Mrs. Fields and Original Cookie stores are strongly represented in the western, midwestern and eastern states. There is little overlap between Mrs. Fields, Original Cookie and Great American stores with a dual presence in 18 of the 723 malls in which we have cookie stores. These stores offer over 50 different types of cookies, brownies and muffins, which are baked continuously and served fresh throughout the day.

     Management believes that Mrs. Fields and Great American have more well-recognized brand names than does Original Cookie. As a result, we intend to continue selectively converting our Original Cookie stores to the Mrs. Fields and Great American brand stores. We will also test the success of converting selected Great American company-owned stores to Mrs. Fields brand stores. In addition, any Great American franchisee will have the option to convert its stores to Mrs. Fields brand franchise stores at its sole expense in areas where there is no overlap with existing Mrs. Fields brand franchise stores.

Pretzels. We operate and franchise 500 retail pretzel stores: 234 under the Pretzel Time name, 52 under the Hot Sam name and 214 under the Pretzelmaker name. Pretzel Time and Pretzelmaker's primary product is an all natural, hand-rolled soft pretzel, freshly baked at each store location. The Hot Sam pretzel stores specialize in the Bavarian style pretzel. This product has declined in popularity in recent years as sweet dough pretzel sales have grown dramatically. We intend to continue selectively converting Hot Sam stores to Pretzel Time or Pretzelmaker stores, which we believe will result in an increase in net sales, comparable store sales and store contribution.

     The retail pretzel business has grown more quickly than the retail cookie business in recent years. We believe that the retail pretzel business has similar operating characteristics to the retail cookie business that will permit some co-branding of our products.

     We are also growing our business in non-traditional locations that are not located in shopping malls, but include any high pedestrian traffic areas, such as second locations within malls, airport concourses, office building lobbies, hospitals, universities, stadiums, and supermarket foyers, that have easy proximity to pedestrian traffic flow and take advantage of the impulse nature of our business.

Configuration. We have developed a number of retail configurations that have wide application and adaptability to a variety of retail environments. In addition to the stores that have been designed for prime mall locations, we have developed other formats intended to extend the Company's presence within and beyond mall locations.

     All of the retail store configurations include the same high-quality marketing, merchandising and design features which customers have come to expect from Mrs. Fields. The store designs are bright with high-profile trademark identity. All products are baked throughout the day on the premises with ovens located in full view of the customer to support the "fresh-baked" image. All cookie stores are uniformly designed in accordance with the Mrs. Fields, Original Cookie or Great American prototype. All pretzel stores are uniformly designed in accordance with the Pretzel Time or Pretzelmaker prototype. Mrs. Fields and its franchisees also operate cookie kiosks and carts in certain malls on a year-round basis. Through licensed locations, we also operate kiosks and carts at airports, universities, stadiums, hospitals and office building lobbies. Because of their small size, carts and other kiosks do not have baking equipment, and are supplied with cookie products by a fully equipped store usually located in the same mall.

     Average store size based on square footage is as follows:

     Store Type                                     Average Square Footage
     Cookie Store                                           350 - 800
     Typical Company-Owned Cookie Store                     600 - 700
     Pretzel Store                                                500
     Kiosks                                                 100 - 250
     Carts                                                   30 -  92


Store Base. As of January 1, 2000, Mrs. Fields' store portfolio consisted of 462 company-owned stores, 722 domestic franchised locations, 133 international franchised locations and 126 licensed locations. By product, the stores are distributed as follows:

                                         Company-Owned
                           ------------------------------------------
                                             To be          To be        Domestic    International
                            Continuing      Closed       Franchised     Franchised    Franchised     Licensed      Total
                           ------------  -------------  -------------  ------------  -------------  -----------  ---------
Mrs. Fields..............      113              3             18           206             88            114           542
Original Cookie..........       93             --             --            --             --             --            93
Great American...........       86              6              1           215             --             --           308
                             -----          -----          -----         -----          -----          -----         -----

Cookie Subtotal..........      292              9             19           421             88            114           943
                             -----          -----          -----         -----          -----          -----         -----

Pretzel Time.............       85             --              1           148             --             --           234
Pretzelmaker.............        4             --             --           153             45             12           214
Hot Sam..................       52             --             --            --             --             --            52
                             -----          -----          -----         -----          -----          -----         -----

Pretzel Subtotal.........      141             --              1           301             45             12           500
                             -----          -----          -----         -----          -----          -----         -----

Totals...................      433              9             20           722            133            126         1,443
                             =====          =====          =====         =====          =====          =====         =====

     As of January 1, 2000, our domestic stores were located in 48 states, Guam and Washington DC as follows:

                      Mrs. Fields' Original Cookies, Inc.
                              Store Geography List

                                                                           % of
                                  Company-                                Retail
State                              Owned    Franchised  Licensed  Total  Outlets
-----                             --------  ----------  --------  -----  --------
California                              66          91        15    172     11.9%
Texas                                   43          55         5    103      7.1%
New York                                32          24        11     67      4.6%
Ohio                                    47          13         7     67      4.6%
Florida                                 17          41         7     65      4.5%
Illinois                                27          22         8     57      4.0%
Georgia                                 13          33         3     49      3.4%
Michigan                                25          20         3     48      3.3%
Missouri                                 3          35         2     40      2.8%
Pennsylvania                            15          12        13     40      2.8%
Virginia                                17          18         2     37      2.6%
Arizona                                 12          18         3     33      2.3%
North Carolina                           4          23         3     30      2.1%
Colorado                                 3          23         3     29      2.0%
New Jersey                               9          16         3     28      1.9%
Indiana                                 13          10         4     27      1.9%
Iowa                                     3          24        --     27      1.9%
Utah                                     6          20         1     27      1.9%
Washington                               8          17        --     25      1.7%
Louisiana                               12          10         2     24      1.7%
Connecticut                              8          11         4     23      1.6%
Wisconsin                               16           7        --     23      1.6%
Alabama                                 --          19         3     22      1.5%
Tennessee                                2          18         2     22      1.5%
Maryland                                12           6         3     21      1.5%
Minnesota                                3          16        --     19      1.3%
Massachusetts                            6           7         5     18      1.2%
South Carolina                           8           6         3     17      1.2%
Nevada                                   3           8         3     14      1.0%
Kansas                                   2          10        --     12      0.8%
Kentucky                                 3           8         1     12      0.8%
Nebraska                                 3           9        --     12      0.8%
Oklahoma                                 3           7         2     12      0.8%
West Virginia                            4           5         1     10      0.7%
Oregon                                   1           8        --      9      0.6%
Hawaii                                   1           7        --      8      0.6%
Idaho                                    2           6        --      8      0.6%
North Dakota                            --           7         1      8      0.6%
Arkansas                                 3           3         1      7      0.5%
New Mexico                               1           3         2      6      0.4%
South Dakota                             1           5        --      6      0.4%
New Hampshire                            1           4        --      5      0.3%
Wyoming                                  1           4        --      5      0.3%
Mississippi                             --           4        --      4      0.3%
Alaska                                  --           2        --      2      0.1%
Delaware                                 2          --        --      2      0.1%
Guam                                    --           2        --      2      0.1%
Maine                                    1           1        --      2      0.1%
Montana                                 --           2        --      2      0.1%
Washington DC                           --           2        --      2      0.1%
                                      ----        ----      ----  -----    -----
Subtotal                               462         722       126  1,310     90.8%
International Locations                 --          --       133    133      9.2%
                                      ----        ----      ----  -----    -----
TOTAL                                  462         722       259  1,443    100.0%
                                      ====        ====      ====  =====    =====

Ingredients, Supplies and Distribution

Ingredients and Supplies. We rely primarily on outside suppliers and distributors for the ingredients used in our products as well as other items used in our stores. Mrs. Fields' stores receive frozen products, made according to our proprietary recipes, from our primary supplier, Pennant Food Corporation, who currently supplies approximately 98% of Mrs. Fields and Original Cookie frozen bakery product. The majority of our Hot Sam stores receive frozen pretzel dough from J&J Foods, Inc. Pennant and J&J use stringent quality controls in testing ingredients and manufacturing, and products are not released for distribution unless they pass all quality control steps, including an evaluation of the finished baked product. Pennant's contract for making frozen products for Mrs. Fields is renewable every three years. We have identified alternative suppliers for frozen dough at Mrs. Fields, Original Cookie and Hot Sam.

     Our Pretzel Time stores buy a proprietary dry mix from selected distributors and then mix and bake pretzels at each individual store. Franchisees buy from various distributors. Pretzelmaker receives frozen pretzel dough from two separate suppliers.

     Great American stores receive "ready-to-bake" refrigerated batter from our batter facility in Atlanta, which we acquired in the Great American acquisition. The batter, which has a shelf life of about 90 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped.

     Most supplies other than dough (such as beverages and paper products) are ordered from distributors by either Mrs. Fields or the franchisee and are directly shipped to the store. We sell Coca Cola soft drinks in our stores under an exclusive agreement with Coca-Cola USA Fountain.

Distribution. Regional distributors handle distribution of perishable and non-perishable items to Mrs. Fields and Original Cookie stores weekly. The regional distributors own and maintain all of the inventory, but are authorized to purchase inventory items only from authorized vendors at prices that have been negotiated by Mrs. Fields. Hot Sam and Pretzelmaker distribute perishable and non-perishable items weekly to stores through selected distribution companies. Great American stores receive batter from the Atlanta batter facility by refrigerated common carrier and Pretzel Time and Pretzelmaker franchisees receive items from a variety of distributors. We ship equipment related items, including smallwares, equipment and oven parts, directly from public warehouses.

Store Management

Management Structure. We monitor all company-owned and franchised stores with a staff of regional sales managers. Regional sales managers are responsible for monitoring all cookie and pretzel stores in their territory. Each regional sales manager is responsible for overseeing the company-owned or franchised cookie and pretzel stores within his or her region and reports to one of four regional vice-presidents of store operations. The field staff is also responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control. Each store has an on-site management team consisting of a manager and an assistant manager. The store manager is responsible for hiring, training and motivating store personnel.

Management Incentives. Each manager of a company-owned store is eligible for salary increases and bonuses based upon the performance of his or her store, including sales, profits and store appearance. We believe that our incentive and other programs for management have achieved a strong retention rate for managers. 72% of Mrs. Fields' regional sales managers have been with Mrs. Fields for at least four years (67% for over five years), and 51% of Mrs. Fields' store managers have been with Mrs. Fields for at least four years (40% for over five years).

Training. We believe that store managers are a critical component in creating an effective retail environment, and accordingly have developed ongoing programs to improve the quality and effectiveness of our store managers and to increase retention rates. New store managers are required to attend a two-week training program at our Salt Lake City training facility and ongoing training courses in new products, standards, and procedures are made available throughout the year to all our personnel. New franchisees and store managers of Great American are required to attend a one-week training program at Great American's Atlanta training facility, known as "Cookie University." In addition, training courses are available throughout the year to all Great American and franchisee personnel.

Franchise Operations

     In accordance with our business strategy, we have been selling, and expect to continue to sell, selected company-owned stores to franchisees to reduce costs, increase profitability and to provide for liquidity and the development of additional stores in the future. We are also actively seeking to franchise new stores.

Cookies. Each franchisee pays Mrs. Fields an initial franchising fee of $25,000 per Mrs. Fields or Great American store location and is responsible for funding the building-out of the new store and purchasing initial dough inventory and supplies, at a total cost of approximately $200,000 and $164,000, respectively (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. After a store is set up, a Mrs. Fields franchisee pays royalty fees to us of 6% of the franchised store's annual gross sales, and a marketing fee of 1% of annual gross sales. Great American franchisees pay royalty fees of 7% of the franchised store's annual gross sales. We do not currently anticipate franchising Original Cookie stores.

     Franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among our franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. The majority of our franchisees own one store. As of January 1, 2000, the 15 largest Mrs. Fields franchisees operated 160 stores, and the largest Mrs. Fields franchisee operated 16 stores.

Pretzels. Each franchisee pays Pretzel Time an initial franchising fee of $25,000 per new Pretzel Time store location and is responsible for funding the building-out of the new store and supplies, at a total cost of approximately $190,000 to $240,000 (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. After a store is set up, a franchisee pays royalty fees to Pretzel Time of 7% of the franchised store's annual gross sales, and a marketing fee of 1% of annual gross sales.

     Each Pretzelmaker franchisee pays an initial franchising fee of $20,000 per store location and is responsible for funding the building-out of the new store and supplies, at a total cost of approximately $90,000 to $208,000 (including the initial franchise fee), although the cost of opening a new store can vary based on individual operating and location costs. After a store is set up, a franchisee pays royalty fees of 5% of the franchised store's annual gross sales, and a marketing fee of 1 1/2% of annual gross sales. We do not franchise Hot Sam stores.

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

Retail Licensing. We plan to capitalize on our brand recognition and the perception of quality among consumers to expand the product line to include products sold in other retail environments, including refrigerated dough, dry-mix and non-food products, and other applications outside the original scope of our retail cookie store concept. A current example is Maxfield's Chocolates, which has the exclusive North American rights to sell boxed chocolates and chocolate candy bars and offers Mrs. Fields' chocolates throughout the supermarket industry.

Supply Licensing. We currently have an agreement with United Airlines under which our mail order division sells cookies to the airline and allows the airline to promote the Mrs. Fields' brand and products to its first-class customers. We are pursuing similar relationships to compete with other manufacturers' brands selling in this channel of business.

Mail Order Business

     Our mail order division markets a variety of fresh-baked cookies, chocolates and other gift items through its mail order gift catalog using toll free telephone numbers, including "1-800-COOKIES." In February 2000, we also added fresh, hand-cut flowers to our product line. We believe that there is significant potential in the mail order business and are developing this division by targeting both corporate customers and individuals with a history of purchases at Mrs. Fields stores. We also market our products through our web site at www.mrsfields.com. Internet sales increased 222% in fiscal year 1999 to
        -----------------
$1.2 million from $373,000 in fiscal year 1998. Overall, the mail order division had $6.4 million in revenues in fiscal year 1999 representing an increase of approximately 23.1% over sales for fiscal year 1998.

Trademarks

     We are the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. We are a party to disputes with respect to trademarks, none of which, in the opinion of management of Mrs. Fields, is material to Mrs. Fields' business, financial condition or results of operations.

Competition

     We compete for both leasing opportunities and customers with other cookie and pretzel retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, yogurt, ice cream, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater resources than those of Mrs. Fields. We compete with these retailers on the basis of price, quality, location and service. We face competition from a wide variety of sources, including such companies as Cinnabon, Auntie Anne's Soft Pretzels and Baskin-Robbins 31 Flavors.

Employees

     As of January 1, 2000, we had approximately 3,893 employees in company-owned stores, of whom approximately 691 were store managers and assistant store managers and 3,202 were part-time sales assistants. Our typical store employs 5 to 13 employees. During the period from November through February, we may hire as many as 750 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

     Many of our employees are paid hourly rates based upon the federal minimum wage. As of January 1, 2000, 602 of our 3,893 employees in company-owned stores earned the federal minimum wage. Minimum wage increases are expected to negatively impact our labor costs, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases.

Seasonality

     Our sales and profitability in both the cookie business and the pretzel business are subject to seasonal fluctuation and are traditionally higher during the Thanksgiving and Christmas holiday seasons and other gift-giving holidays due to increased mall traffic and holiday gift purchases.

Management Information Systems

     We have made a substantial investment in developing our point-of-sale management information system, which gathers information transmitted daily to corporate headquarters from most of the Mrs. Fields brand continuing company-owned stores. The system tracks sales from the point of purchase through a central mid-range computer to store, district and corporate management, allowing management to track performance data and react quickly to developments at the store level. We installed our upgraded back-office system, along with point-of-sale registers and new computers in our continuing company-owned Original Cookie stores, Hot Sam stores, Pretzelmaker stores, Pretzel Time stores and selected Great American stores as of December 1999.

     We have replaced our sales collection systems with software and hardware that is Year 2000 compliant at a cost of approximately $1.9 million. Funding for this project was provided by internal cash flow and by a lease finance company.

     Prior to January 1, 2000, management assessed Year 2000 issues with respect to our significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues would impede the ability of such vendors to continue providing goods and services to Mrs. Fields. We did not experience any disruptions of our operations due to Year 2000 issues or Year 2000 issues experienced by any of our vendors.

Government Regulation

     Mrs. Fields' stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

Item 2. Properties

     As of January 1, 2000, Mrs. Fields leased 787 retail stores, of which 331 were subleased to franchisees under terms which cover all obligations of Mrs. Fields thereunder. Under its franchise agreements, Mrs. Fields has certain rights to gain control of a retail site in the event of default under the lease or the franchise agreement. Most of Mrs. Fields' operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents which generally range from 8% to 10% of net retail store sales in excess of stipulated amounts.

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

     Dividends. For the fiscal years ended January 2, 1999 and January 1, 2000, Mrs. Fields did not declare or pay cash dividends. During the fiscal year ended January 3, 1998, the Company declared and paid a cash dividend of $1,065,000 to Mrs. Fields' Holding. Mrs. Fields typically does not declare and pay cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

Item 6. Selected Financial Data

     The following table presents historical financial data for Mrs. Fields' Original Cookies, Inc. and subsidiaries and its predecessors; namely, Mrs. Fields Inc. and subsidiaries, The Original Cookie Company, Incorporated and the pretzel business of Hot Sam Company, Inc. as of the dates and for the periods indicated. The selected historical financial data has been derived from the audited financial statements of Mrs. Fields and its predecessors. Due to the acquisitions of the net assets of Mrs. Fields Inc., Original Cookie and Hot Sam on September 17, 1996, the financial data is not comparable for all periods. However, in order for the presentations to be meaningful for the periods presented, certain statement of operations information for the predecessors has been reclassified to be consistent with the Mrs. Fields historical financial statement presentation. The selected historical financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the historical financial statements and the related notes to it, contained elsewhere in this Form 10-K.

                                                                                            Predecessors
                                                              --------------------------------------------------------------------
                                                                                                            The Original Cookie
                                                                                                           Company, Incorporated
                                                                                                        and the Carved-Out Portion
                                                                     Mrs. Fields Inc. and                of Hot Sam Company, Inc.
                                                                       Subsidiaries(1)                          Combined(1)
                                                              --------------------------------------------------------------------
                                                                                   December
                                                                                   31, 1995                            December 31,
                                                              52 Weeks Ended       through        52 Weeks Ended      1995 through
                                                               December 30,      September 17,     December 30,       September 17,
                                                                 1995 (2)          1996 (2)          1995 (2)            1996 (2)
                                                              --------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Statement of Operations Data:
Net store and food sales....................................    $ 59,956          $  31,115          $ 85,581           $ 54,366
Net store contribution(3)...................................       6,591              3,747            13,063              5,854
Franchising and licensing, net..............................       5,993              3,836                --                 --
General and administrative expenses.........................      15,612              8,984             9,216              7,538
Income (loss) from operations...............................      (3,526)            (1,742)            2,435             (2,772)
Net loss....................................................      (2,368)            (2,304)           (2,096)            (5,645)
Other Data:
Interest expense............................................          51                 80             4,356              2,895
Total depreciation and amortization.........................       3,525              1,911             6,902              4,937
Capital expenditures........................................       4,146              1,054               568              1,200
Store contribution for stores in the process of.............
 being closed or franchised(3)..............................    $   (802)         $    (695)         $ (1,542)          $ (1,751)
Ratio of earnings to fixed charges(4).......................          --                 --                --                 --
Balance Sheet Data:
Working capital (deficit)...................................    $ (3,114)         $ (21,704)         $    128           $ (3,640)
Total assets................................................      23,033             19,144            66,282             59,024
Debt and capital lease obligations, including
 current portion............................................      21,226             21,224            32,357             30,977
Total stockholders' equity (deficit)........................     (28,017)           (30,318)           22,588             16,943

                                                                                                 Mrs. Fields(1)
                                                                          ----------------------------------------------------------
                                                                          September 18,      53 Weeks       52 Weeks       52 Weeks
                                                                          1996 through        Ended          Ended          Ended
                                                                          December 28,       January 3,     January 2,    January 1,
                                                                             1996(2)          1998(2)        1999(2)       2000(2)
                                                                             -------          ------         ------        ------
                                                                                            (Dollars in thousands)
Statement of Operations Data:
Net store and food sales..............................................       $ 40,849         $127,845      $140,235      $152,268
Net store contribution(3).............................................          9,707           25,044        20,166        20,802
Franchising and licensing.............................................          1,267            6,563        14,001        28,669
General and administrative expenses...................................          4,035           16,192        19,017        21,972
Store closure provision (benefit).....................................             --              538         7,303        (1,579)
Income (loss) from operations.........................................          5,649            8,415        (5,389)       10,381
Net income (loss).....................................................          1,961             (974)      (19,143)       (8,221)
Other Data:
Interest expense......................................................          1,867            7,830        13,197        17,880
Total depreciation and amortization...................................          2,344           10,403        19,820        24,206
Capital expenditures..................................................          1,638            4,678         8,235         5,157
Store contribution for stores in the process of being
   closed or franchised(3)............................................       $    513         $ (1,798)     $ (2,054)     $   (312)
Ratio of earnings to fixed charges(4).................................           2.85x              --            --            --
Balance Sheet Data:
Working capital (deficit).............................................       $ (2,889)        $ 13,133      $(12,727)     $ (3,786)
Total assets..........................................................        110,055          149,684       231,906       208,410
Mandatorily redeemable cumulative preferred stock of subsidiaries.....          3,597              902         1,261         1,070
Debt and capital lease obligations, including current portion.........         67,563          101,081       150,989       146,485
Total stockholder's equity............................................         16,961           30,765        40,678        34,457

(1) On September 17, 1996, Mrs. Fields completed the acquisitions of substantially all of the assets and assumed certain liabilities of the predecessors. As a result of purchase accounting adjustments related to the acquisitions, the Mrs. Fields' financial statements are not directly comparable to the predecessors' financial statements.

(2) Mrs. Fields and its predecessors operate using a 52/53-week year ending near December 31.

(3) Store contribution is determined by subtracting all store operating expenses including depreciation from net store sales. Management uses store contribution information to measure operating performance at the store level. Store contribution for stores in the process of being closed or franchised as a separate caption is not in accordance with accounting principles generally accepted in the United States. Store contribution may not be comparable to other similarly titled measures.

(4) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (whether paid or accrued and net of debt premium amortization), including the amortization of debt issuance costs and original issue discount, noncash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with capital lease obligations, letter of credit commissions, fees or discounts and the product of all dividends and accretion on mandatorily redeemable cumulative preferred stock multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the current combined federal, state and local statutory tax rate. For fiscal year 1995 and the period December 31, 1995 through September 17, 1996, Mrs. Fields Inc. and subsidiaries' earnings were insufficient to cover fixed charges by $2,127,000 and $2,099,000, respectively. For fiscal year 1995 and the period December 31, 1995 through September 17, 1996, Original Cookie and Hot Sam (combined) earnings were insufficient to cover fixed charges by $1,833,000 and $5,645,000, respectively. For the 53 weeks ended January 3, 1998, and the 52 weeks ended January 2, 1999 and January 1, 2000, Mrs. Fields' earnings were insufficient to cover fixed charges by $319,000, $18,827,000 and $8,003,000 respectively.

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

     Mrs. Fields set out to increase the sales and profitability of its cookie and pretzel operations by implementing key elements of its business plan coupled with strategic acquisitions. A key element of the business plan has been and continues to be the closing or franchising of certain company-owned stores that do not meet specific financial and geographical criteria established by management. Implementation of this element of the business plan has resulted in enhanced operating margins as these stores are franchised or closed. In some of our tables we refer to stores not planned to be franchised or closed as "core" stores, meaning continuing company-owned stores. Continuing company-owned stores will be operated by Mrs. Fields into the foreseeable future. As a result of converting certain stores to franchises, royalty revenues have and are expected to continue to increase and net store sales and overhead expenses associated with operating those stores are expected to decrease.

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

     On November 26, 1997, Mrs. Fields received as a contribution from Mrs. Fields' Holding of all of the common stock of The Mrs. Fields' Brand, Inc., the business of Mrs. Fields' Pretzel Concepts and 56% of the shares of common stock of Pretzel Time. On January 2, 1998 and June 12, 1998, Mrs. Fields acquired an additional 4% and 10%, respectively, of Pretzel Time common stock, bringing its total ownership to 70%. On December 9, 1998, Mrs. Fields purchased three percent of Pretzel Time common stock for $0.5 million in cash and on December 30, 1998 Mrs. Fields completed the acquisition of the remaining outstanding common stock of Pretzel Time under a stock purchase agreement, for a purchase price of approximately $4.7 million.

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

Year 2000

     Prior to January 1, 2000, management assessed the Year 2000 issue and determined that all internal information technology systems including financial software, corporate networks, the AS400 system and all other systems are Year 2000 compliant with the exception of systems used for collecting and communicating sales data from retail locations. This assessment was based primarily on independent, third-party verification from our vendors and suppliers.

     Mrs. Fields replaced its sales collection systems with software and hardware that is Year 2000 compliant. The approximate cost of this project was $1.9 million and included software development and new store computers and registers. Funding for this project was provided by internal cash flow and by a lease finance company. No information technology projects were deferred as a result of our Year 2000 efforts.

     Prior to January 1, 2000, we completed an assessment of Year 2000 issues with respect to our significant vendors and financial institutions as to their compliance plans and whether any Year 2000 issues would impede the ability of such vendors to continue providing goods and services to us. Failure of our key suppliers to remedy their own Year 2000 issues could have delayed shipments of essential products, thereby disrupting our operations. Furthermore, we rely on various service providers, such as utility and telecommunication service companies, which are beyond our control. We did not experience any disruptions of our operations due to Year 2000 issues or Year 2000 issues experienced by any of our vendors.

Results of Operations of Mrs. Fields

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period.

                                                                                                 %                         %
                                                                   For the 53    For the 52    Change     For the 52    Change
                                                                   Weeks Ended   Weeks Ended    From     Weeks Ended     From
                                                                    January 3,    January 2,  1997 to    January 1,    1998 to
                                                                       1998          1999       1998         2000        1999
                                                                       ----          ----       ----         ----        ----
Statement of Operations Data:                                                       (Dollars in thousands)
Revenues:
 Net store and food sales.....................................       $127,845      $140,235       9.7%     $152,268       8.6%
 Franchising..................................................          4,535        12,464     174.8        24,782      98.8
 Licensing....................................................          2,028         1,537     (24.2)        3,887     152.9
                                                                     --------      --------                --------
  Total revenues..............................................        134,408       154,236      14.8       180,937      17.3
                                                                     --------      --------                --------
Operating costs and expenses:
 Selling and store occupancy costs............................         66,832        75,003      12.2        79,634       6.2
 Cost of sales................................................         32,028        38,482      20.2        46,323      20.4
 General and administrative expenses..........................         16,192        19,017      17.4        21,972      15.5
 Store closure provision (benefit)............................            538         7,303   1,257.4        (1,579)   (121.6)
 Depreciation and amortization................................         10,403        19,820      90.5        24,206      22.1
                                                                     --------      --------                --------
  Total operating costs and expenses..........................        125,993       159,625      26.7       170,556       6.8
                                                                     --------      --------                --------
Interest expense..............................................         (7,830)      (13,197)     68.5       (17,880)     35.5
Interest income...............................................            246           623     153.3            53     (91.5)
Other expense, net............................................         (1,805)       (1,180)    (34.6)         (775)    (34.3)
                                                                     --------      --------                --------
Net loss......................................................       $   (974)     $(19,143)  1,865.4%     $ (8,221)    (57.1)%
                                                                     ========      ========                ========
Supplemental Information:
Continuing Company-owned Stores:
 Net store and food sales.....................................       $108,174      $122,713      13.4%     $136,821      11.5%
                                                                     --------      --------                --------
Operating costs and expenses:
 Selling and store occupancy costs............................         50,858        60,900      19.7        68,564      12.6
 Cost of sales................................................         26,578        33,621      26.5        36,916       9.8
 Depreciation and amortization................................          3,896         5,972      53.3        10,227      71.2
                                                                     --------      --------                --------
  Total operating costs and expenses..........................         81,332       100,493      23.6       115,707      15.1
                                                                     --------      --------                --------
Continuing company-owned store contribution...................       $ 26,842      $ 22,220     (17.2)     $ 21,114      (5.0)
                                                                     ========      ========                ========
Stores in the Process of Being Closed or Franchised:
Net store and food sales......................................       $ 19,671      $ 17,522     (10.9)     $ 15,447     (11.8)
                                                                     --------      --------                --------
Operating costs and expenses:
 Selling and store occupancy costs............................         15,974        14,103     (11.7)       11,070     (21.5)
 Cost of sales................................................          5,450         4,861     (10.8)        4,529      (6.8)
 Depreciation and amortization................................             45           612   1,260.0           160     (73.9)
                                                                     --------      --------                --------
  Total operating costs and expenses..........................         21,469        19,576      (8.8)       15,759     (19.5)
                                                                     --------      --------                --------
Stores in the process of being closed or franchised loss......       $ (1,798)     $ (2,054)     14.2%     $   (312)    (84.8)%
                                                                     ========      ========                ========

52 Weeks Ended January 1, 2000 ("Fiscal 1999") Compared to the 52 Weeks Ended January 2, 1999 ("Fiscal 1998")

 Company-owned and Franchised or Licensed Store Activity

     As of January 1, 2000, there were 462 company-owned stores and 981 franchised or licensed stores in operation. The store activity for fiscal 1998 and fiscal 1999 is summarized as follows:

                                                                       Fiscal 1998                  Fiscal 1999
                                                                 -----------------------     ------------------------
                                                                 Company-    Franchised      Company-     Franchised
                                                                  Owned      or Licensed      Owned       or Licensed
                                                                  -----      -----------      -----       -----------
Stores open as of the beginning of the fiscal year..........       481           553           566            972
Stores opened (including relocations and acquisitions)......       128           504            13            100
Stores closed (including relocations).......................       (20)          (78)          (26)          (123)
Non-continuing company-owned (exit plan) stores closed
 (September 18, 1996 forward)...............................       (30)           --           (59)            --
Stores sold to franchisees..................................       (11)           11           (13)            13
Non-continuing company-owned (exit plan) stores franchised
 (September 18, 1996 forward)...............................       (15)           15           (24)            24
Stores acquired from franchisees............................        33           (33)            5             (5)
                                                                   ---           ---           ---           ----
Stores open as of the end of the fiscal year................       566           972           462            981
                                                                   ===           ===           ===           ====

 Revenues

     Net Store and Food Sales. Total net store and food sales, which includes sales from stores and the mail order facility, increased $12,033,000, or 8.6%, from $140,235,000 to $152,268,000 for fiscal 1999 compared to fiscal 1998.

     Net store sales from continuing company-owned stores and mail order increased $14,108,000, or 11.5%, from $122,713,000 to $136,821,000 for fiscal
1999 compared to fiscal 1998. The increase in net store sales from continuing company-owned stores was primarily attributable to:

          (1) the operation for a full year of 66 Great American stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998,

          (2) the operation of two Pretzelmaker continuing company-owned stores acquired in connection with the Pretzelmaker acquisition in November 1998,

          (3)  a 21% increase in mail order sales.

          (4) the introduction of a refrigerated cookie dough product for sale in retail supermarkets.

     The increase in net store sales was also offset in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide continuing company-owned store sales were down 1% during the fiscal 1999 compared to the same period in fiscal 1998.

     Net store sales from stores in the process of being closed or franchised decreased $2,075,000, or 11.8%, from $17,522,000 to $15,447,000 for fiscal 1999 compared to fiscal 1998. This decrease results from closing or franchising 150 stores during fiscal 1999.

     Franchising Revenues. Franchising revenues increased $12,318,000, or 98.8%, from $12,464,000 to $24,782,000 for fiscal 1999 compared to fiscal 1998. The increase in franchising revenues was primarily attributable to royalties earned from the 211 Great American franchised stores obtained in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, the 199 Pretzelmaker franchised stores acquired in November 1998 and the additional stores that were franchised by the Company in 1999.

     Licensing Revenues. Licensing revenues increased $2,350,000, or 152.9%, from $1,537,000 to $3,887,000 for fiscal 1999 compared to fiscal 1998. The increase in licensing revenues was attributable to license fees on new contracts entered into in 1999 and royalties earned on existing licensing agreements. The increase was partially offset by a decrease in the number of licensed locations during 1999.

     Total Revenues. Total revenues increased by $26,701,000, or 17.3%, from $154,236,000 to $180,937,000 for fiscal 1999 compared to fiscal 1998 due to the reasons discussed above.

 Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $4,631,000, or 6.2%, from $75,003,000 to $79,634,000 for fiscal 1999 compared to fiscal 1998.

     Selling and store occupancy costs for continuing company-owned stores increased by $7,664,000, or 12.6%, from $60,900,000 to $68,564,000 for fiscal
1999 compared to fiscal 1998. Within this overall increase, selling expenses for continuing company-owned stores increased by $4,222,000, or 15.7%, from $26,930,000 to $31,152,000 for the fiscal 1999 compared to fiscal 1998. The increase in selling expenses was primarily attributable to the 66 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and the two Pretzelmaker stores acquired in November 1998. Store occupancy costs for continuing company-owned stores increased $3,442,000, or 10.1%, from $33,970,000 to $37,412,000 for fiscal 1999 compared to fiscal 1998. The increase in store occupancy costs was primarily attributable to the increase in the number of stores discussed above, rent escalations in existing leases and lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $3,033,000, or 21.5%, from $14,103,000 to $11,070,000 for fiscal 1999 compared to fiscal 1998. This decrease was primarily the result of closing 150 stores throughout fiscal 1999.

     Cost of Sales. Total cost of sales increased $7,841,000, or 20.4%, from $38,482,000 to $41,455,000 for fiscal 1999 compared to fiscal 1998.

     Cost of sales for continuing company-owned stores increased $3,295,000, or 9.8%, from $33,621,000 to $36,916,000 for fiscal 1999 compared to fiscal 1998.
This increase was primarily the result of the addition 65 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and 2 Pretzelmaker stores acquired in November 1998. Mail order cost of sales increased consistent with the increased mail order sales.

     Cost of sales for stores in the process of being closed or franchised decreased $332,000, or 6.8%, from $4,861,000 to $4,529,000 for fiscal 1999 compared to fiscal 1998. This decrease was primarily the result of closing or franchising 150 stores during fiscal 1999.

     General and Administrative Expenses. General and administrative expenses increased $2,955,000, or 15.5%, from $19,017,000 to $21,972,000 for fiscal 1999 compared to fiscal 1998. The decrease in general and administrative expenses was primarily attributable an effort on the part of the Company to reduce expenses.

     Store Closure Provision. During the fourth quarter of 1998, the Company recorded an additional $7,303,000 in store closure reserves to cover early lease termination costs under a plan to close or franchise 54 existing stores that were not earning acceptable levels of contribution. During 1999, the Company was successful in closing certain of these stores at a negotiated cost less than had been provided for in the plan. A total of $1,579,000 of costs in excess of the amounts required to close the stores have been reversed in 1999. See Note 5 to the Consolidated Financial Statements for a detailed explanation of the store closure reserve.

     Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $4,386,000, or 22.1%, from $19,820,000 to $24,206,000 for fiscal 1999 compared to fiscal 1998. This increase was primarily attributable to increased goodwill amortization from the acquisitions of H&M and Pretzel Time in fiscal 1997 and the acquisitions of Great American, Deblan, Chocolate Chip and Pretzelmaker in fiscal 1998.

     During fiscal 1999, the Company wrote down, to net realizable value, approximately $1,645,000 of impaired long-lived assets. This expense is included in depreciation and amortization expense. The Company also assessed the realization of goodwill associated with these stores and recorded an impairment of goodwill totaling $237,000.

     Depreciation and amortization expense for stores in the process of being closed or franchised decreased $452,000, or 73.9%, from $612,000 to $160,000 for fiscal 1999 compared to fiscal 1998. This decrease in depreciation and amortization expense was primarily attributable to closing or franchising 150 stores in fiscal 1999. Substantially all of the long-lived assets had been written down to their net realizable value in fiscal 1998.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $10,931,000, or 6.8%, from $159,625,000 to $170,556,000 for fiscal
1999 compared to fiscal 1998 for the reasons discussed above.

     Interest Expense. Interest expense increased $4,683,000, or 35.5%, from $13,197,000 to $17,880,000 for fiscal 1999 compared to fiscal 1998. This increase was primarily attributable to interest expense for a full fiscal year on the $40,000,000 senior notes issued in August 1998, increased levels of capital leases and usage of the Company's line of credit.

     Interest Income. Interest income decreased $570,000, or 91.5%, from $623,000 to $53,000 for fiscal 1999 compared to fiscal 1998. In 1998, the Company earned interest on excess cash provided by the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998. This excess cash was used to acquire Great American and Pretzelmaker and, therefore, was not available for investment in 1999.

     Other Expenses. Other expenses for fiscal 1999 were comparable to fiscal 1998.

     Net Loss. The net loss decreased by $10,922,000, or 57.1%, from $19,143,000 to $8,221,000 for fiscal 1999, compared to fiscal 1998 due to the combination of factors described above.

     Income from Continuing Company-Owned Stores. Income from continuing company-owned stores decreased $1,106,000, or 5.0%, from $22,220,000 in fiscal 1998 to $21,114,000 in fiscal 1999. Depreciation and amortization from the stores acquired in fiscal 1998 increased $4,255,000.

     Loss from Stores in the Process of Being Closed or Franchised. The loss from stores in the process of being closed or franchised decreased by $1,742,000, or 84.8%, from $2,054,000 to $312,000 for fiscal 1999 compared to fiscal 1998. The decreased loss was primarily attributable to closing 150 stores in fiscal 1999.

52 Weeks Ended January 2, 1999 ("Fiscal 1998") Compared to the 53 Weeks Ended January 3, 1998 ("Fiscal 1997")

 Company-owned and Franchised or Licensed Store Activity

     As of January 2, 1999, there were 566 company-owned stores and 972 franchised or licensed stores in operation. The store activity for fiscal 1997 and fiscal 1998 is summarized as follows:

                                                                       Fiscal 1997                  Fiscal 1998
                                                                ------------------------     ------------------------
                                                                Company-     Franchised      Company-     Franchised
                                                                 Owned       or Licensed      Owned       or Licensed
                                                                 -----       -----------      -----       -----------
Stores open as of the beginning of the fiscal year..........      482            418           481            553
Stores opened (including relocations and acquisitions)......       86            217           128            504
Stores closed (including relocations).......................       (7)           (89)          (20)           (78)
Non-continuing company-owned (exit plan) stores closed
 (September 18, 1996 forward)...............................      (73)            --           (30)            --
Stores sold to franchisees..................................       (3)             3           (11)            11
Non-continuing company-owned (exit plan) stores franchised
 (September 18, 1996 forward)...............................       (9)             9           (15)            15
Stores acquired from franchisees............................        5             (5)           33            (33)
                                                                  ---            ---           ---            ---
Stores open as of the end of the fiscal year................      481            553           566            972
                                                                  ===            ===           ===            ===

 Revenues

     Net Store and Food Sales.   Total net store and food sales, which includes
sales from stores and the mail order facility, increased $12,390,000, or 9.7%, from $127,845,000 to $140,235,000 for fiscal 1998 compared to fiscal 1997.

     Net store sales from continuing company-owned stores and mail order increased $14,539,000, or 13.4%, from $108,174,000 to $122,713,000 for fiscal
1998 compared to fiscal 1997. The increase in net store sales from continuing company-owned stores was primarily attributable to:

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

     The increase in net store sales was also offset in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide continuing company-owned store sales were down 1.8% during fiscal 1998 compared to fiscal 1997. Additionally, there were only 52 weeks in fiscal 1998 compared to 53 weeks in fiscal 1997.

     Net store sales from stores in the process of being closed or franchised decreased $2,149,000, or 10.9%, from $19,671,000 to $17,522,000 for fiscal 1998 compared to fiscal 1997. This decrease results from closing or franchising 45 stores during fiscal 1998 and the effect of closing or franchising 82 stores during fiscal 1997.

     Franchising Revenues. Franchising revenues increased $7,929,000, or 174.8%, from $4,535,000 to $12,464,000 for fiscal 1998 compared to fiscal 1997. The increase in franchising revenues was primarily attributable to royalties earned from 141 Pretzel Time franchised stores obtained in connection with the acquisition of H&M and Pretzel Time in 1997, the 211 Great American franchised stores obtained in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and the 199 Pretzelmaker franchised stores acquired in November 1998.

     Licensing Revenues. Licensing revenues decreased $491,000, or 24.2%, from $2,028,000 to $1,537,000 for fiscal 1998 compared to fiscal 1997. The decrease in licensing revenues was primarily attributable to reduced concept licensing royalties.

     Total Revenues. Total revenues increased by $19,828,000, or 14.8%, from $134,408,000 to $154,236,000 for fiscal 1998 compared to fiscal 1997 due to the reasons discussed above.

 Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs increased $8,171,000, or 12.2%, from $66,832,000 to $75,003,000 for fiscal 1998 compared to fiscal 1997.

     Selling and store occupancy costs for continuing company-owned stores increased by $10,042,000, or 19.7%, from $50,858,000 to $60,900,000 for fiscal
1998 compared to fiscal 1997. Within this overall increase, selling expenses for continuing company-owned stores increased by $4,836,000, or 21.9%, from $22,094,000 to $26,930,000 for fiscal 1998 compared to fiscal 1997. The increase in selling expenses was primarily attributable to the 85 Pretzel Time continuing company-owned stores acquired in connection with the acquisitions of H&M and Pretzel Time in 1997, the 65 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, the 2 Pretzelmaker stores acquired in November 1998, and the effect of the minimum wage increasing to $5.15 from $4.75 on September 1, 1997. Store occupancy costs for continuing company-owned stores increased $5,206,000, or 18.1%, from $28,764,000 to $33,970,000 for fiscal 1998 compared to fiscal 1997. The increase in store occupancy costs was primarily attributable to the increase in the number of stores discussed above, Mrs. Fields' reacquiring 33 continuing company-owned stores from franchisees during fiscal 1998, rent escalations in existing leases and lease renewal increases.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $1,871,000, or 11.7%, from $15,974,000 to $14,103,000 for fiscal 1998 compared to fiscal 1997. This decrease was primarily the result of closing or franchising 45 stores during fiscal 1998 and the effect of closing or franchising 82 stores during fiscal 1997.

     Cost of Sales. Total cost of sales increased $6,454,000, or 20.2%, from $32,028,000 to $38,482,000 for fiscal 1998 compared to fiscal 1997.

     Cost of sales for continuing company-owned stores increased $7,043,000, or 26.5%, from $26,578,000 to $33,621,000 for fiscal 1998. This increase was primarily the result of the addition of 85 Pretzel Time continuing company-owned stores in July 1997, 65 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and 2 Pretzelmaker stores acquired in November 1998. Cost of sales also increased due to the addition of the Great American batter facility in August 1998 which produces batter for the Great American stores, food costs associated with increased mail order sales and the increasing cost of butter. Butter is one of the main ingredients in a variety of our products and is a condiment for other products. The price of butter has increased from $0.78/lb. at the beginning of fiscal 1997 to a peak of $2.92/lb. in September 1998. Additionally, distribution costs increased during fiscal 1998 as Mrs. Fields' changed distributors to improve product availability and the reliability of service to the stores.

     Cost of sales for stores in the process of being closed or franchised decreased $589,000, or 10.8%, from $5,450,000 to $4,861,000 for fiscal 1998 compared to fiscal 1997. This decrease was primarily the result of closing or franchising 45 stores during fiscal 1998 and the effect of closing or franchising 82 stores during fiscal 1997.

     General and Administrative Expenses. General and administrative expenses increased $2,825,000, or 17.4%, from $16,192,000 to $19,017,000 for fiscal 1998 compared to fiscal 1997. The increase in general and administrative expenses was primarily attributable to the acquisitions of H&M and Pretzel Time in 1997, the acquisitions of Great American, Deblan, Chocolate Chip, Karp and Pretzelmaker in 1998.

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

     Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $9,417,000, or 90.5%, from $10,403,000 to $19,820,000 for fiscal 1998 compared to fiscal 1997. This increase was primarily attributable to increased goodwill amortization from the acquisitions of H&M and Pretzel Time in fiscal 1997 and the acquisitions of Great American, Deblan, Chocolate Chip and Pretzelmaker in fiscal 1998.

     For stores with negative contribution that were determined to be closed or franchised, the Company wrote down the related long-lived assets to net realizable value. This expense is included in depreciation and amortization in the fiscal 1998 statement of operations and totaled $3,098,000. The Company also assessed the realization of goodwill associated with these stores and recorded an impairment of goodwill totaling $1,033,000 during fiscal 1998.

     Depreciation and amortization expense for continuing company-owned stores increased $ 2,076,000, or 53.3%, from $3,896,000 to $5,972,000 for fiscal 1998 compared to fiscal 1997. This increase in depreciation and amortization expense was primarily attributable to the addition of 85 Pretzel Time continuing company-owned stores in July 1997, 65 Great American continuing company-owned stores in August and September 1998 and the acquisition of 2 Pretzelmaker continuing company-owned stores in 1998.

     Total Operating Costs and Expenses. Total operating costs and expenses increased by $33,632,000, or 26.7%, from $125,993,000 to $159,625,000 for fiscal
1998 compared to fiscal 1997 for the reasons discussed above.

     Interest Expense. Interest expense increased $5,367,000, or 68.5%, from $7,830,000 to $13,197,000 for fiscal 1998 compared to fiscal 1997. This increase was primarily attributable to interest expense on the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998.

     Interest Income. Interest income increased $377,000, or 153.3%, from $246,000 to $623,000 for fiscal 1998 compared to fiscal 1997. This increase was primarily the result of interest earned on excess cash provided by the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998.

     Other Expenses. Other expenses decreased $625,000, or 34.6%, from $1,805,000 to $1,180,000 for fiscal 1998 compared to fiscal 1997. This decrease was primarily attributable to minority interest from the acquisitions of H&M and Pretzel Time in 1997 and a decrease in the income tax provision during fiscal 1998.

     Net Loss. The net loss increased by $18,169,000, or 1,865.4%, from $974,000 to $19,143,000 for fiscal 1998 compared to fiscal 1997 due to the combination of factors described above.

     Income from Continuing Company-Owned Stores. Income from continuing company-owned stores decreased by $4,622,000, or 17.2%, from $26,842,000 to $22,220,000 for fiscal 1998 compared to fiscal 1997. Income from continuing company-owned stores was negatively impacted by a 1.8% decline in sales from stores that have been open at least two years and by the increases in selling and store occupancy costs, food cost of sales and depreciation and amortization described above. Income from continuing company-owned stores was also negatively impacted by a calendar shift whereby Mrs. Fields' year end was December 28 for fiscal 1996 and January 3, 1998 for fiscal 1997. As a result, the New Year's holiday week fell in the first quarter of 1997 and again in the fourth quarter fiscal 1997. The first quarter of fiscal 1998 did not benefit from the New Year's holiday sales. Additionally, there were only 52 weeks in fiscal year 1998 compared to 53 weeks in fiscal 1997.

     Loss from Stores in the Process of Being Closed or Franchised. The loss from stores in the process of being closed or franchised increased by $256,000, or 14.2%, from $1,798,000 to $2,054,000 for fiscal 1998 compared to fiscal 1997.
The increased loss was primarily attributable to the addition of 65 stores from the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, offset in part by closing or franchising 45 stores during fiscal 1998.

Liquidity and Capital Resources

 General

     Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. At January 1, 2000, Mrs. Fields had $4,919,000 of cash and cash equivalents and a $15,000,000 credit facility. However, at January 1, 2000, the availability under this facility was limited by the bond indenture to $8,055,000. During fiscal 2000, Mrs. Fields expects that its principal uses of cash will be for working capital, capital expenditures, store closure costs, debt service requirements and other general corporate purposes. Mrs. Fields is highly leveraged. Mrs. Fields believes that its sources of cash will be adequate to meet its anticipated requirements through at least fiscal 2000. There can be no assurance, however, that Mrs. Fields' operating activities will continue to generate cash flows at or above current levels. In addition, given borrowing restrictions on the bond indenture and maintenance covenants in the revolving credit facility, the ability for Mrs. Fields to make additional borrowings is limited. Accordingly, Mrs. Fields may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

 January 1, 2000 Compared to January 2, 1999

     As of January 1, 2000, Mrs. Fields had liquid assets (cash and cash equivalents and accounts receivable) of $12,922,000, a decrease of 7.4%, or $1,040,000, from January 2, 1999 when liquid assets were $13,962,000. Current assets decreased by $3,748,000, or 15.4%, to $20,595,000 at January 1, 2000 from $24,343,000 at January 2, 1999. This decrease was primarily the result of a decrease in accounts receivable from franchisees and licensees, inventories and prepaid rents, partially offset by an increase in accounts receivable.

     Long-term assets decreased $19,748,000, or 9.5%, to $187,815,000 at January 1, 2000 from $207,563,000 at January 2, 1999. This decrease was primarily the result of depreciation and amortization of property and equipment, goodwill and other intangible assets.

     Current liabilities decreased by $12,689,000, or 34.2%, to $24,381,000 at January 1, 2000 from $37,070,000 at January 2, 1999. This decrease is due to payments of debt due in 1999, the elimination of the bank overdraft and a decrease in the current portion of the store closure reserve.

     Mrs. Fields' working capital deficit decreased by $8,941,000, or 70.3%, to a deficit of $3,786 at January 1, 2000 from a deficit of $12,727,000 at January 2, 1999, for the reasons described above.

     Mrs. Fields generated $17,903,000 of cash from operating activities during fiscal 1999, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues, and less interest paid on the $140,000,000 senior notes.

     Mrs. Fields utilized $4,696,000 of cash from investing activities during fiscal 1999, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields utilized $13,039,000 of cash from financing activities during fiscal 1999, primarily for the payment of long-term debt and to decrease its bank overdraft.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. We expect to expend approximately $9,000,000 for capital expenditures in fiscal year 2000. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed. As of March 31, 2000, the Company had available borrowing capacity of $8,055,000.

Inflation

     The impact of inflation on the operations of the business has not been significant in recent years. Most of Mrs. Fields' leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States which minimizes fluctuations in operating income. In addition, many of Mrs. Fields' employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's major market risk exposure is changing interest rates. The Company does not hedge against changes in interest rates. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates including principal cash flows and related weighted average interest rates by year of expected maturity dates. The table does not include non-interest bearing notes totaling $141,000 and unamortized discount of $489,000.

                                                                                                        Fair
                                                                                                        Value
                               2000    2001    2002    2003       2004     Thereafter    Total      as of 1/1/00
                              -----   -----   -----   -----       ----     ----------    -----      ------------
                                                           (Dollars in thousands)
Long-term debt,
 including current
 portion (fixed rate)         $ 740   $ 662   $ 718   $ 608      $140,091     $ 65     $142,884       $116,284
Weighted average
 interest rate                 9.52%   9.01%   9.50%   9.50%        10.12%     9.0%       10.12%

Item 8.   Financial Statements and Supplementary Data

                                                                                                                              Page
                                                                                                                              ----
Mrs. Fields' Original Cookies, Inc. and subsidiaries
Report of Independent Public Accountants..................................................................................     26
Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.....................................................     27
Consolidated Statements of Operations for the years ended January 3, 1998, January 2, 1999 and January 1, 2000............     29
Consolidated Statements of Stockholder's Equity for the years ended January 3, 1998, January 2, 1999 and January 1, 2000..     30
Consolidated Statements of Cash Flows for the years ended January 3, 1998, January 2, 1999 and January 1, 2000............     31
Notes to Consolidated Financial Statements................................................................................     34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mrs. Fields' Original Cookies, Inc.:

We have audited the accompanying consolidated balance sheets of Mrs. Fields' Original Cookies, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1999 and January 1, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields' Original Cookies, Inc. and subsidiaries as of January 2, 1999 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Salt Lake City, Utah
March 27, 2000

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                                                                    January 2,    January 1,
                                                                                                       1999          2000
                                                                                                    --------      --------
CURRENT ASSETS:
  Cash and cash equivalents  ....................................................................   $  4,751      $  4,919
  Accounts receivable, net of allowance for doubtful accounts of $74 and $111, respectively......      3,208         4,295
  Amounts due from franchisees and licensees, net of allowance for doubtful accounts of
         $1,078 and $821, respectively...........................................................      6,003         3,708
  Inventories....................................................................................      5,503         4,977
  Prepaid rent and other.........................................................................      4,017         1,336
  Deferred income tax assets.....................................................................        861         1,360
                                                                                                    --------      --------
     Total current assets........................................................................     24,343        20,595
                                                                                                    --------      --------

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements.........................................................................     29,914        26,698
  Equipment and fixtures.........................................................................     17,108        22,540
  Land...........................................................................................        240           240
                                                                                                    --------      --------
                                                                                                      47,262        49,478
  Less accumulated depreciation and amortization.................................................    (15,465)      (20,813)
                                                                                                    --------      --------

     Net property and equipment..................................................................     31,797        28,665
                                                                                                    --------      --------

DEFERRED INCOME TAX ASSETS.......................................................................      2,638         2,139
                                                                                                    --------      --------

GOODWILL, net of accumulated amortization of $11,231 and $21,156, respectively...................    145,782       132,479
                                                                                                    --------      --------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $2,615 and $3,700,
         respectively............................................................................     14,296        13,062
                                                                                                    --------      --------

DEFERRED LOAN COSTS, net of accumulated amortization
         of $1,320 and $4,052, respectively......................................................     11,718        10,818
                                                                                                    --------      --------
OTHER ASSETS  ...................................................................................      1,332           652
                                                                                                    --------      --------
                                                                                                    $231,906      $208,410
                                                                                                    ========      ========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                           January 2,    January 1,
                                                                                              1999          2000
                                                                                          ------------ ------------
CURRENT LIABILITIES:
  Current portion of long-term debt.......................................................   $  8,046       $    781
  Current portion of capital lease obligations............................................        299            842
  Accounts payable........................................................................     10,723         10,514
  Bank overdraft..........................................................................      4,133              -
  Accrued liabilities.....................................................................      3,597          2,851
  Current portion of store closure reserve................................................      4,577          3,665
  Accrued salaries, wages and benefits....................................................      3,155          3,180
  Accrued interest payable................................................................      1,260          1,288
  Sales taxes payable.....................................................................        962          1,128
  Deferred credits........................................................................        318            132
                                                                                             --------       --------
     Total current liabilities............................................................     37,070         24,381
LONG-TERM DEBT, net of current portion and discount.......................................    141,647        141,755
STORE CLOSURE RESERVE, net of current portion.............................................     10,134          3,529
CAPITAL LEASE OBLIGATIONS, net of current portion.........................................        997          3,107
                                                                                             --------       --------
     Total liabilities....................................................................    189,848        172,772
                                                                                             --------       --------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK of Pretzel
 Time (a wholly owned subsidiary), aggregate liquidation preference of $1,495 and
 $1,070, respectively.....................................................................      1,261          1,070
                                                                                             --------       --------
MINORITY INTEREST.........................................................................        119            111
                                                                                             --------       --------

STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding...........          -              -
  Additional paid-in capital..............................................................     59,899         61,899
  Accumulated deficit.....................................................................    (19,221)       (27,442)
                                                                                             --------       --------
     Total stockholder's equity...........................................................     40,678         34,457
                                                                                             --------       --------
                                                                                             $231,906       $208,410
                                                                                             ========       ========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                                                 53             52              52
                                                                                Weeks          Weeks           Weeks
                                                                                Ended          Ended           Ended
                                                                              January 3,      January 2,      January 1,
                                                                                 1998           1999             2000
                                                                             ------------    ------------   ------------
REVENUES:
  Net store and food sales...............................................      $127,845       $140,235         $152,268
  Franchising............................................................         4,535         12,464           24,782
  Licensing..............................................................         2,028          1,537            3,887
                                                                               --------       --------         --------
     Total revenues......................................................       134,408        154,236          180,937
                                                                               --------       --------         --------

OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs......................................        66,832         75,003           79,634
  Cost of sales..........................................................        32,028         38,482           46,323
  General and administrative.............................................        16,192         19,017           21,972
  Store closure provision (benefit)......................................           538          7,303           (1,579)
  Depreciation and amortization..........................................        10,403         19,820           24,206
                                                                               --------       --------         --------
     Total operating costs and expenses..................................       125,993        159,625          170,556
                                                                               --------       --------         --------
        Income (loss) from operations....................................         8,415         (5,389)          10,381
                                                                               --------       --------         --------

OTHER INCOME (EXPENSE), net:
  Interest expense.......................................................        (7,830)       (13,197)         (17,880)
  Interest income........................................................           246            623               53
  Other expense, net.....................................................          (368)          (409)            (230)
                                                                               --------       --------         --------
     Total other expense, net............................................        (7,952)       (12,983)         (18,057)
                                                                               --------       --------         --------
  Income (loss) before provision for income taxes, preferred stock
    accretion and dividends of subsidiaries and minority interest........           463        (18,372)          (7,676)

PROVISION FOR INCOME TAXES...............................................          (655)          (316)            (218)
                                                                               --------       --------         --------

  Loss before preferred stock accretion and dividends of
    subsidiaries and minority interest...................................          (192)       (18,688)          (7,894)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES..................          (644)          (444)            (305)
MINORITY INTEREST........................................................          (138)           (11)             (22)
                                                                               --------       --------         --------

     Net loss............................................................      $   (974)      $(19,143)        $ (8,221)
                                                                               ========       ========         ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (Dollars in thousands, except share data)

                                                                                                      Retained
                                                                 Common Stock        Additional       Earnings
                                                                -----------------      Paid-in      (Accumulated
                                                                Shares     Amount      Capital        Deficit)         Total
                                                                ------     ------    -----------    -------------    ---------
BALANCE, December 28, 1996...................................      400     $    -        $15,000        $  1,961      $ 16,961
  Parent contribution of investment in Pretzel Time..........        -          -          4,200               -         4,200
  Parent contribution of note receivable due from Pretzel
    Time's minority stockholder and founder..................        -          -            500               -           500
  Parent contribution of investment in Mrs. Fields' Brand....        -          -          6,500               -         6,500
  Conversion to equity of note payable to parent.............        -          -          4,643               -         4,643
  Dividend paid to parent....................................        -          -              -          (1,065)       (1,065)
  Net loss...................................................        -          -              -            (974)         (974)
                                                                ------     ------        -------        --------      --------

BALANCE, January 3, 1998.....................................      400          -         30,843             (78)       30,765
  Parent equity infusion.....................................        -          -         29,056               -        29,056
  Net loss...................................................        -          -              -         (19,143)      (19,143)
                                                                ------     ------        -------        --------      --------

BALANCE, January 2, 1999.....................................      400          -         59,899         (19,221)       40,678
  Parent contribution........................................        -          -          2,000                         2,000
  Net loss...................................................        -          -              -          (8,221)       (8,221)
                                                                ------     ------        -------        --------      --------

BALANCE, January 1, 2000.....................................      400     $    -        $61,899        $(27,442)     $ 34,457
                                                                ======     ======        =======        ========      ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         53 Weeks    52 Weeks      52 Weeks
                                                                                           Ended       Ended         Ended
                                                                                         January 3,   January 2,   January 1,
                                                                                            1998        1999          2000
                                                                                         ----------   ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..............................................................................   $   (974)    $(19,143)    $ (8,221)
 Adjustments to reconcile net loss to net cash provided by
  operating activities, net of effects from acquisitions:
    Depreciation and amortization......................................................     10,403       19,820       24,206
    Amortization of discount on notes..................................................          -           32           77
    Amortization of deferred loan costs................................................          -        1,250        2,732
    Loss (gain) on disposition of assets...............................................        368          409         (142)
    Deferred income taxes..............................................................        210            -            -
    In-kind interest expense on note payable to stockholder............................        338            -            -
    Preferred stock accretion and dividends of subsidiaries............................        644          444          305
    Minority interest..................................................................        234           11           (8)
    Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable...............................................................       (353)      (1,673)      (1,087)
     Amounts due from franchisees and licensees........................................       (514)        (866)       2,295
     Inventories.......................................................................        136         (822)         526
     Prepaid rent and other............................................................       (895)         932        2,681
     Other assets......................................................................        427        1,437          680
     Accounts payable and accrued liabilities..........................................     (6,651)      (1,364)        (955)
     Store closure reserve.............................................................     (1,666)       5,196       (5,219)
     Accrued salaries, wages and benefits..............................................         80        1,264           25
     Accrued interest payable..........................................................       (586)        (713)          28
     Sales taxes payable...............................................................        261          (80)         166
     Deferred credits..................................................................       (543)        (838)        (186)
                                                                                          --------     --------     --------
      Net cash provided by operating activities........................................        919        5,296       17,903
                                                                                          --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash paid for acquisitions and related costs......................................    (10,949)     (32,835)           -
 Purchase of property and equipment, net of effects from acquisitions..................     (4,678)      (8,235)      (5,157)
 Proceeds from the sale of assets......................................................        122          176          461
                                                                                          --------     --------     --------
      Net cash used in investing activities............................................    (15,505)     (40,894)      (4,696)
                                                                                          --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt..............................................    108,250       39,400            -
 Bank overdraft........................................................................          -        4,133       (4,133)
 Principal payments on long-term debt..................................................    (77,009)     (41,257)      (5,978)
 Payment of debt financing costs.......................................................     (5,976)      (7,062)      (1,832)
 Cash advance from Mrs. Fields' Holding................................................      1,500            -            -
 Repayment of cash advance to Mrs. Fields' Holding.....................................     (1,500)           -            -
 Payment of cash dividend to Mrs. Fields' Holding......................................     (1,065)           -            -
 Equity contribution from Mrs. Fields' Holding.........................................          -       29,056            -
 Principal payments on capital lease obligations.......................................        (36)        (123)        (600)
 Reduction in preferred stock of Pretzel Time..........................................          -          (85)        (496)
                                                                                          --------     --------     --------
    Net cash provided by (used in) financing activities................................     24,164       24,062      (13,039)
                                                                                          --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................      9,578      (11,536)         168
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR.....................................      6,709       16,287        4,751
                                                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR...........................................   $ 16,287     $  4,751     $  4,919
                                                                                          ========     ========     ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)

Supplemental Disclosure of Cash Flow Information:

  Cash paid for interest was approximately $8,416, $12,440 and $17,957 for the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively.

  Cash paid for income taxes was approximately $217, $209 and $401 for the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively.

Supplemental Disclosure of Noncash Investing and Financing Activities:

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

     Fair value of assets acquired................................   $15,780
     Net cash paid................................................    (5,750)
     Notes payable issued.........................................    (8,000)
                                                                     -------
        Liabilities assumed.......................................   $ 2,030
                                                                     =======

  On September 2, 1997, 56 percent of the shares of common stock of Pretzel Time, Inc. ("Pretzel Time") were acquired by Mrs. Fields' Holding as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

     Fair value of assets acquired................................   $ 8,311
     Net cash paid................................................    (4,200)
                                                                     -------
        Liabilities assumed.......................................   $ 4,111
                                                                     =======

  On November 26, 1997, Mrs. Fields' Holding contributed all of the assets and liabilities of Pretzel Concepts, Mrs. Fields' Holding's 56 percent of the shares of common stock of Pretzel Time and a $500 note receivable from Pretzel Time's founder and minority stockholder to the Company. Mrs. Fields' Holding also contributed all of the common stock of Mrs. Fields' Brands to Mrs. Fields.

  During the period from the acquisition of the majority ownership of Pretzel Time (September 2, 1997) to January 1, 2000, Pretzel Time increased its mandatorily redeemable cumulative preferred stock liquidation preference by approximately $307, in lieu of paying cash dividends. In addition, for the same period, Pretzel Time's mandatorily redeemable cumulative preferred stock was increased by approximately $763 for the accretion required over time to amortize the original issue discount.

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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)

a total purchase price of $16,328. The total purchase price for all of these acquisitions of $34,728 was allocated, as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

       Fair value of assets acquired...........................   $ 77,410
       Net cash paid...........................................    (27,771)
                                                                  --------
        Liabilities assumed....................................   $ 49,639
                                                                  ========

  In October 1998, the Company acquired the assets of the Cookie Conglomerate, Inc. ("Cookie Conglomerate") for a total purchase price of $2,800. The total purchase price was allocated as follows:

     Fair value of assets acquired.............................   $  2,800
     Net cash paid.............................................          -
                                                                  --------
        Liabilities assumed....................................   $  2,800
                                                                  ========

  In November 1998, the Company acquired all of the outstanding stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker") for $5,419. The total purchase price was allocated as follows:

     Fair value of assets acquired  ...........................   $  8,519
     Net cash paid  ...........................................     (1,100)
                                                                  --------
        Liabilities assumed  ..................................   $  7,419
                                                                  ========

  During the years ended January 2, 1999 and January 1, 2000, the Company acquired property and equipment under capitalized lease obligations and long-term debt totaling $3,786 and $3,997 respectively. No property and equipment was acquired under capitalized lease obligations during the year ended January 3, 1998.

  During the year ended January 1, 2000, Mrs. Fields' Holding made an equity contribution of $2,000 by assuming a $2,000 note payable that was due December 31, 1999.


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

  The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of January 1, 2000, the Company owned and operated 134 Mrs. Fields Cookies stores, 93 Original Cookie Company stores, 93 Great American Cookies stores, 52 Hot Sam Pretzels stores, 86 Pretzel Time stores, 4 Pretzelmaker stores in the United States. Additionally, the Company has franchised or licensed 848 stores in the United States and 133 stores in several other countries. As of January 1, 2000, the Company owned and operated 433 core stores and 29 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

  During the year ended January 1, 2000, the Company opened 13 new stores, and franchised an additional 100 stores closed 37 stores, franchised 37 locations, reacquired 5 stores from franchisees and had 123 franchisees discontinue operations.

  The Company holds legal title to certain trademarks for the "Mrs. Fields" name and logo and licenses the use of these trademarks to third parties for the establishment and operation of Mrs. Fields' cookie and bakery operations and other merchandising activities. In connection with these licensing activities, the Company authorizes third-party licensees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company markets and distributes its products through catalogs, other print media, the internet and mail order.

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

  The combined purchase price for the acquired net assets was approximately $85,243,000. The Company paid net cash of $19,508,000 and issued approximately $65,735,000 in senior and subordinated notes to the selling shareholders. The acquisitions were accounted for as purchases. The total purchase price was allocated to the net assets acquired, based on their estimated fair values. The organization of the Company and the acquisitions resulted in the recording of intangible assets of approximately $49,942,000 principally made up of goodwill, trademarks and organization costs. An additional $17,680,000 of goodwill and $4,520,000 of deferred income tax assets (net of

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES valuation allowances) were recorded in connection with the Company recording certain other accruals totaling $11,300,000 and providing reserves totaling $10,921,000 for impaired property and equipment (see Note 5) at Company-owned stores the Company intends to exit through closing or franchising. Goodwill and trademarks are amortized using the straight-line method over 15 years. The $11,300,000 of accruals established at the date of the acquisitions consisted of $5,060,000 for obligations incident to store closures (see Note 5), $2,450,000 for contingent legal and lease obligations that were firmed up before December 28, 1996, $3,135,000 for transaction and finders' fees and $655,000 for severance and related costs.

  As of January 1, 2000, approximately $2,215,000 of the $2,450,000 accrual for legal and lease obligations has been utilized. The remaining amount as of January 1, 2000 of approximately $235,000 is expected to be utilized by the end of 2000. All of the $3,135,000 accrual established for transaction and finders' fees and the $655,000 accrual for severance and related costs associated with the acquisitions were fully utilized for the purposes intended during fiscal 1997.

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

  Effective November 26, 1997, Mrs. Fields' Holding contributed all of the assets and liabilities of Pretzel Concepts to the Company and, in consideration thereof, the Company assumed the H & M Debt, including all accrued but unpaid interest. Pretzel Concepts and the Company merged on the same date with the Company being the surviving entity. The contribution was accounted for in a manner similar to that of pooling-of-interests accounting. There was no step-up in the historical basis of Pretzel Concepts' assets or liabilities. Beginning with July 25, 1997, the Company has included Pretzel Concepts' results of operations in the Company's consolidated results of operations.

 Pretzel Time, Inc.

  On September 2, 1997, Mrs. Fields' Holding acquired 56 percent of the shares of common stock of Pretzel Time for a total cash purchase price of $4,200,000, $750,000 of which was paid to Pretzel Time for working capital purposes, and the balance of which was paid to the selling shareholders. In connection with the acquisition, Mrs. Fields' Holding extended a $500,000 loan to the founder of Pretzel Time who continued to own 44 percent of the shares of common stock of Pretzel Time. The note bears interest at an annual rate of ten percent (see Note
8). Pretzel Time is a franchisor of hand rolled soft pretzel outlets located in North America. The outlets are primarily located in shopping malls. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $5,882,000 of goodwill that is being amortized using the straight-line method over 15 years. The goodwill recorded was $1,682,000 more than the purchase price as the Company assumed more liabilities than it acquired in assets at their fair values. Additionally, severance and legal accruals were established in accordance with EITF 95-3.

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

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

  On January 2, 1998, the Company purchased an additional four percent of the shares of common stock of Pretzel Time from the founder for $300,000 in cash. The purchase was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $311,000 of goodwill. In June 1998, the Company acquired an additional ten percent of the shares of common stock of Pretzel Time from the founder for $875,000 in cash. On December 9, 1998, Mrs. Fields purchased 3% of Pretzel Time common stock for $500,000 in cash. On December 30, 1998, Mrs. Fields completed the acquisition of the remaining outstanding common stock of Pretzel Time under a stock purchase agreement dated December 30, 1998, for a purchase price of approximately $4,700,000, $2,500,000 of which was paid in cash on January 5, 1999 and $2,000,000 of which was paid in December 1999 (see Note
8). The Company has included the appropriate percentage of Pretzel Time's results of operations for each respective period in its consolidated results of operations.

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

  On November 26, 1997, Mrs. Fields' Holding acquired the remaining 49.9 percent of the shares of the common stock of Mrs. Fields' Brand from Harvard Private Capital Holdings, Inc. for approximately $2,565,000. The consideration consisted of $1,065,000 in cash and $1,500,000 in rights to common equity of Mrs. Fields' Holding. Mrs. Fields' Holding's Board of Directors determined the value of Harvard's rights to the common equity based on a fair value analysis. This analysis appropriately considered a discount for lack of controlling interest and marketability as Mrs. Fields' Holding's common equity is not publicly traded. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording approximately $2,565,000 of intangible assets (primarily goodwill) that are being amortized using the straight-line method over 15 years.

  Effective November 26, 1997, Mrs. Fields' Holding contributed all of the common stock of Mrs. Fields' Brand to the Company. As a result of this capital contribution, Mrs. Fields' Brand became a wholly owned subsidiary of the Company. The contribution was accounted for in a manner similar to that of pooling-of-interests accounting. There was no step-up in the book basis of Mrs. Fields' Brand's assets or liabilities

 Great American Cookie Company, Inc.

  On August 24, 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc., the sole stockholder of Great American Cookie Company, Inc., for a total purchase price of $18,400,000. Great American is an operator and franchisor of mall-based specialty retail cookie outlets and a manufacturer of cookie batter which is distributed to Great American operated retail stores and sold to franchised retail stores. Concurrently with the acquisition of Cookies USA, the Company entered into agreements with two Great American franchisees under which the Company purchased a total of 29 Great American franchises for a total purchase price of $14,430,000. The Company acquired the franchises through the acquisition of 100 percent of the capital stock of the two corporations through which the franchises operated. On September 9, 1998, the Company acquired eight additional Great American franchised retail stores from a Great American franchisee, under an asset purchase agreement, for a total purchase price of $1,898,000. These acquisitions will be collectively referred to as the "Great American Acquisitions."

  The Great American Acquisitions have been accounted for using the purchase method of accounting which resulted in recording approximately $69,390,000 of goodwill that is being amortized using the straight-line method over 15 years. Additionally, the Company caused Cookies USA to be merged with and into the Company and caused

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES the acquired franchisees corporations and/or net assets to be merged with and into Great American. Great American became a wholly owned subsidiary of the Company. The acquired entities' results of operations have been included with those of the Company since the applicable dates of acquisition.

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

 Pro Forma Acquisition Information (Unaudited)

  The following unaudited pro forma information for the years ended January 3, 1998 and January 2, 1999 presents the results of operations of the Company assuming that the H & M, Pretzel Time, The Mrs. Fields' Brand, Great American, Cookie Conglomerate and Pretzelmaker acquisitions and related financings had occurred at December 29, 1996. The results of operations give effect to certain adjustments, including amortization of intangible assets and interest expense on acquisition debt. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted or the results which may occur in the future.

                                          53 Weeks Ended         52 Weeks Ended
                                             January 3,             January 2,
(Unaudited)                                    1998                   1999
-----------                               --------------         --------------
Total revenues............................  $200,574,000         $191,246,000
Store closure provision...................      (538,000)          (7,303,000)
Depreciation and amortization.............   (19,405,000)         (25,582,000)
Income (loss) from operations.............    12,738,000           (4,909,000)
Net loss..................................    (3,638,000)         (22,471,000)

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

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

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 1, 2000, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. As of January 1, 2000, the Company had restricted cash of $192,000.

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

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

 Intangible Assets

  Intangible assets consist primarily of goodwill and trademarks and are amortized using the straight-line method over 15 years. Other intangible assets such as covenants not to compete are not significant and are being amortized using the straight-line method over one to five years.

 Deferred Loan Costs

  Deferred loan costs totaling $14,870,000 resulted from the sale of $100,000,000 total principal amount of 10 1/8 percent Series A Senior Notes (the "Series A Senior Notes") and the sale of $40,000,000 total principal amount of 10 1/8 percent Series C Senior Notes (the "Series C Senior Notes"). These costs are being amortized to interest expense over the approximate seven-year life of the Series A Notes and the approximate six-year life of the Series C Senior Notes (see Note 3).

 Discount on Series C Senior Notes

  The Series C Senior Notes were issued at a discount which is being amortized to interest expense over the approximate six-year life of the related notes.

 Long-Lived Assets

  The Company reviews for impairment of long-lived assets when events or changes in circumstances indicate that the book value of an asset may not be fully recovered. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

  During the year ended January 2, 1999, the Company wrote-down approximately $4,131,000 of impaired long-lived assets. The write-down included approximately $2,243,000 of equipment and leasehold improvements at company-owned stores that the Company intends to close or franchise (see Note 5). Substantially all of these assets were disposed of during the year ended January 1, 2000. The write-down also included approximately $855,000 of equipment and leasehold improvements at ten company-owned stores that the Company intends to continue to operate through the end of contractual lease terms. These assets are expected to be disposed of when the leases expire ranging from June 1999 to December 2008. Additionally, approximately $1,033,000 of goodwill that had been allocated to the impaired assets was written-down.

   During the year ended January 1, 2000, the Company wrote down approximately $1,645,000 of impaired long-lived assets. The write down included approximately $1,408,000 of equipment and leasehold improvements at 35 company-owned stores that the Company intends to franchise or continue to operate through the end of contractual lease terms. These assets are expected to be disposed of when the leases expire or the store is franchised. Additionally, approximately $237,000 of goodwill that had been allocated to the impaired assets was written-down.

   The net book value of the assets has either been fully or partially written-down because the carrying amounts exceeded the estimated future cash flows as determined in accordance with guidance in SFAS 121. During the years ended January 2, 1999 and January 1, 2000, stores associated with impaired assets generated losses of approximately $2,351,000 and $2,642,000, respectively. The impairment provisions were included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended January 2, 1999 and January 1, 2000. No provisions were recorded for estimated future operating losses.

 Store Closure Reserve

     The Company accrues an estimate for the costs associated with closing a non-performing store in the period the determination is made to close the store. The accruals are for estimated store lease termination costs (see Note 5).

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

 Fair Value of Financial Instruments

     The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $135,100,000 and $113,400,000 as of January 2, 1999 and January 1, 2000,
respectively. These estimates are based on quoted market prices. The book values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other long-term debt obligations, approximate fair values at the respective balance sheet dates.

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

 Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

 Long-Term Debt

     Long-term debt consists of the following:

                                                                                   January 2,           January 1,
                                                                                     1999                  2000
                                                                                     ----                  ----
Series A/B senior unsecured notes, interest at 10 1/8 percent payable semi-
 annually in arrears on June 1 and December 1, due December 1, 2004.............  $100,000,000         $100,000,000
Series C senior unsecured notes, interest at 10 1/8 percent payable semi-
 annually in arrears on June 1 and December 1, due December 1, 2004.............    40,000,000           40,000,000
Discount related to the issuance of $40,000,000 Series C senior unsecured notes, net of accumulated amortization of $33,000 and $110,000,
 respectively...................................................................      (566,000)            (489,000)
Notes payable to individuals or corporations with interest terms ranging from non-interest bearing to 15 percent, due at various dates from 1999
 through 2001, requiring monthly payments.......................................    10,259,000            3,025,000
                                                                                  ------------         ------------
                                                                                   149,693,000          142,536,000
Less current portion............................................................    (8,046,000)            (781,000)
                                                                                  ------------         ------------
                                                                                  $141,647,000         $141,755,000
                                                                                  ============         ============

     On November 26, 1997, the Company issued $100,000,000 total principal amount of Series A Senior Notes due December 1, 2004 pursuant to an indenture between the Company and the Bank of New York (the "Indenture"). The Series A Senior Notes were issued pursuant to a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the "Securities Act"). On June 12, 1998, a majority of the Series A Senior Notes were exchanged for 10 1/8% Series B Senior Notes due December 1, 2004 (collectively, the "Series A/B Senior Notes"), which were registered under the Securities Act.

     On August 24, 1998, the Company issued $40,000,000 total principal amount of Series C Senior Notes due December 1, 2004 in connection with the Great American Acquisitions. The Series C Senior Notes were issued under the Indenture which also governs the terms of the Series A/B Senior Notes in a private transaction that was not subject to the registration requirements of the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes will be collectively referred to as the "Senior Notes." As of January 1, 2000, the Series C Senior Notes had not been registered under the Securities Act.

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

     The total amount of principal maturities of debt at January 1, 2000 are as follows:

       Fiscal Year
       -----------
       2000                                       $    781,000
       2001..................................          673,000
       2002..................................          729,000
       2003..................................          619,000
       2004..................................      140,104,000
       Thereafter............................          119,000
                                                  ------------
                                                  $143,025,000
                                                  ============

 Line of Credit

     On February 28, 1998, the Company entered into an amended and restated line of credit agreement with a commercial bank which provides for a maximum commitment of up to $15,000,000 secured by essentially all of the assets of the Company. The availability under the line of credit was limited by the Company's Indenture to $8,055,000 as of January 1, 2000. Borrowings under the agreement bear interest, at the Company's option, at either the bank's prime rate or the applicable LIBOR rate plus two percent, with interest payable monthly in arrears. The Company is also obligated to pay the bank a commitment fee in the amount of one quarter of one percent of the unused portion of the revolving loan commitment. As of January 1, 2000, the Company had no outstanding borrowings under the agreement, which expires March 31, 2001. The agreement requires the Company to maintain certain financial ratios including a minimum debt service coverage ratio. At January 1, 2000, the Company was in compliance with the terms of the agreement.

 Capital Lease Obligations

     Future minimum lease payments for equipment held under capital lease arrangements as of January 1, 2000 are as follows:

       Fiscal Year
       -----------
       2000...................................................   $1,192,000
       2001...................................................    1,181,000
       2002...................................................    1,099,000
       2003...................................................      889,000
       2004...................................................      297,000
       Thereafter.............................................      200,000
                                                                 ----------
          Total future minimum lease payments.................    4,858,000
       Less amount representing interest......................     (909,000)
                                                                 ----------
                                                                  3,949,000
          Less current portion................................     (842,000)
                                                                 ----------
                                                                 $3,107,000
                                                                 ==========

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     As of January 2, 1999 and January 1, 2000, total assets held under capital lease arrangements were approximately $1,024,000 and $8,170,000 with accumulated amortization of approximately $108,000 and $1,907,000 respectively.

4.  INCOME TAXES

     The components of the provision for income taxes for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 are as follows:

                                                          January 3,       January 2,          January 1,
                                                             1998             1999                2000
                                                             ----             ----                ----
     Current:
        Federal.......................................    $  70,000       $         -          $       -
        State.........................................      228,000           245,000            186,000
        Foreign.......................................       57,000            71,000             32,000
     Deferred:
        Federal.......................................      367,000        (3,021,000)           106,000
        State.........................................       55,000          (469,000)            17,000
        Change in valuation allowance.................     (122,000)        3,490,000           (123,000)
                                                          ---------       -----------          ---------
           Total provision for income taxes...........    $ 655,000       $   316,000          $ 218,000
                                                          =========       ===========          =========

     The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows for the years ended January 3, 1998, January 2, 1999 and January 1, 2000:

                                                          January 3,       January 2,          January 1,
                                                             1998             1999                2000
                                                             ----             ----                ----
     Federal statutory income tax rate..................     34.0%           (34.0)%             (34.0)%
        Dividends paid by subsidiary....................     34.5               --                  --
        Amortization of non-deductible goodwill.........     12.3              7.7                25.3
        Net operating losses utilized...................     (3.9)              --                  --
        State income taxes, net of federal tax effect...      5.3             (5.3)               (5.3)
        State franchise minimum taxes...................     44.0              1.3                 2.4
        Foreign taxes...................................     12.3              0.4                 0.4
        Change in valuation allowance...................    (26.3)            19.0                (1.6)
        Other...........................................     29.3             12.6                15.6
                                                            -----           ------              ------

     Effective income tax rate..........................    141.5%             1.7%                2.8%
                                                            =====           ======              ======

     The significant components of the Company's deferred income tax assets and liabilities at January 2, 1999 and January 1, 2000 are as follows:

                                                                           January 2,         January 1,
                                                                              1999               2000
                                                                              ----               ----
Deferred income tax assets:
  Property and equipment reserve....................................      $  3,311,000       $  1,760,000
  Store closure reserve.............................................         5,845,000          2,826,000
  Transaction cost accrual..........................................           514,000            306,000
  Net operating loss carryforward...................................        12,268,000         13,095,000
  Legal reserve.....................................................           150,000            157,000
  Other reserves....................................................           388,000            539,000
  Accrued expenses..................................................           529,000            450,000
  Alternative minimum tax credit carryforward.......................           215,000            215,000
                                                                          ------------       ------------
     Total deferred income tax assets...............................        23,220,000         19,348,000
  Valuation allowance...............................................       (15,560,000)       (15,683,000)
                                                                          ------------       ------------
     Deferred income tax assets net of valuation allowance..........         7,660,000          3,665,000
                                                                          ------------       ------------
Deferred income tax liabilities:
  Accumulated depreciation and amortization.........................        (3,464,000)           (16,000)
  Other.............................................................          (697,000)          (150,000)
                                                                          ------------       ------------
     Total deferred income tax liabilities..........................        (4,161,000)          (166,000)
                                                                          ------------       ------------
     Net deferred income tax assets.................................      $  3,499,000       $  3,499,000
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

     As of January 1, 2000, the Company had net operating losses of $33,337,000 that can be carried forward to offset federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in
Section 382 of the Internal Revenue Code, the Company has acquired companies which have had a greater than 50 percent ownership change. Consequently, a certain amount of these companies' tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of these companies' value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years. Although realization of the net deferred income tax assets of $3,499,000 is not assured, management believes that it is more likely than not that these assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

5.  STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES

     The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the Company's policy provides for the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be resolved with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company did not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount.

     During fiscal year 1999, in accordance with accounting principles generally accepted in the United States, the Company reassessed its lease termination obligations on a store by store basis for stores closed or targeted for closing. Management reassessed the remaining store closure reserves based on all available relevant data. A portion of the reversal of the reserves was recorded as a reduction to goodwill for those stores that had reserves established at the time of an acquisition in accordance with Emerging Issues Task force Issue 95-3 ("EITF 95-3"). The remaining portion of the reversal of the reserves was recorded to the store closure provision (benefit) in the accompanying consolidated statement of operations for those stores that initially had reserves established through that income statement line item in accordance with the SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As of January 1, 2000, the remaining store closure reserve was $7,194,000.

 Mrs. Fields Inc. and Affiliates and Original Cookie Company and Affiliates

     In connection with the Mrs. Fields Inc. and Original Cookie Company acquisitions (see Note 1), the Company formulated a plan to exit certain stores that did not meet certain financial and geographical criteria. In general, the plan entailed closing stores that were not profitable and franchising stores that were profitable but contributed less than $50,000 in store annual cash contribution for cookie stores and less than $35,000 in annual store cash contribution for pretzel stores. Management identified 138 stores to be closed (13 of these stores were closed prior to the acquisition but had continuing lease obligations) and 64 stores to be franchised. As of January 1, 2000, there were no stores remaining to be closed and 14 stores remaining to be franchised. Management estimates that the remaining stores will be franchised during the first quarter of fiscal year 2000.

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

     Management finalized the store closure plan in early September 1997, within one year of the date of the acquisitions. At that time, the Company recorded an additional $1,357,000 to the store closure reserve to reflect the finalized plan estimates of lease termination costs and adjusted goodwill by a comparable amount under the provisions of purchase accounting. The increase in the reserve related solely to the 138 stores originally identified to be closed. During the year ended January 2, 1999, the Company reassessed the adequacy of the store closure reserve related to the remaining stores left to be closed and recorded an additional $1,693,000 to the reserve. The additional $1,693,000 resulted from management's expectation of higher lease termination costs than the costs originally anticipated when the plan was finalized. This portion of the store closure reserve was expensed in the Company's statement of operations for the fiscal year ended January 2, 1999 as the decision to increase the reserve was made subsequent to finalization of the original plan.

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

     During the fiscal year ended January 3, 1998, the Company increased its store closure reserve by $538,000 for nine continuing company-owned stores that were closed during fiscal year 1997 and for one continuing company-owned store targeted for closure. These costs represent lease termination costs which include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement has been reached with the landlord. The amount also includes certain costs to write-down equipment and leasehold improvements to their net realizable value. This portion of the store closure reserve was expensed in the Company's consolidated statement of operations for the year ended January 3, 1998, as these stores were not identified for closure as part of any of the Company's store closure plan associated with the business combinations.

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit 35 Mrs. Fields stores that were not meeting certain financial and geographical criteria. The plan also committed the Company to exit seven underperforming franchised stores that the Company determined to disenfranchise as of January 2, 1999. The identified stores to be exited under this plan are not part of the stores in the process of being closed in connection with the business combination exit plan discussed above. These stores were originally identified as continuing company-owned stores at the date of acquisition, however, the stores have not performed as expected. The Company intends to exit the stores primarily through closing and franchising. In connection with this plan, the Company increased the store closure reserve by $4,674,000 primarily for costs to be

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES incurred for settling lease termination costs for these stores. All of the stores identified for closure are planned to be closed or franchised by the end of fiscal 2000. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999.

 H&M

     In connection with the H&M acquisition (see Note 1), the Company formulated a plan to exit pretzel stores that did not meet certain financial and geographical criteria. Management identified 11 stores to be closed and 14 stores to be franchised. At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $1,000,000 for the 11 stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. Additionally, the Company established an impairment reserve of $2,500,000 against the property and equipment of the stores the Company planned to exit, in order to record those assets at net realizable value. All of the stores identified to be exited were closed or franchised by the end of fiscal year 1999.

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five H&M stores that were not meeting certain financial and geographical criteria. The stores identified to be exited under this plan were not part of the stores in the process of being closed in connection with the business combination exit plan discussed above. In connection with this plan, the Company increased the store closure reserve by $367,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999. All of the stores identified for closure were closed or franchised by the end of fiscal year 1999.

 Pretzel Time

     In connection with the Pretzel Time acquisition (see Note 1), the Company formulated a plan to exit pretzel stores that did not meet certain financial and geographical criteria. Management identified four stores to be closed. At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $500,000 for the four stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. All of the stores identified for closure were closed by the end of fiscal year 1999.

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five Pretzel Time stores that were not meeting certain financial and geographical criteria. The identified stores to be exited under this plan are not part of the stores in the process of being closed in connection with the business combination exit plan discussed above. In connection with this plan, the Company increased the store closure reserve by $264,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999. All of the stores identified for closure were closed or franchised by the end of fiscal year 1999.

 Great American

     In connection with the Great American Acquisitions (see Note 1), the Company formulated a plan to exit cookie stores that did not meet certain financial and geographical criteria. Management identified 54 stores to be closed and 11 stores to be franchised. At the date of the acquisitions, in accordance with EITF 95-3, the Company established a store closure reserve of $3,548,000 for the 54 stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. There was no reserve established related to the 11 stores to be franchised. The Company established an impairment reserve of $2,150,000 against the property and equipment of the stores the Company planned to exit, in order to record those assets at net realizable value. All of the stores identified for closure are planned to be closed by the end of fiscal year 2000. The timing to implement the plan was developed based on discussions and relationships with major shopping mall developers.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five underperforming Great American franchised stores that the Company determined to disenfranchise as of January 2, 1999. The identified stores to be exited under this plan were not part of the stores in the process of being closed in connection with the business combination exit plan discussed above. These stores were originally franchised stores at the date of acquisition, however, the stores have not performed as expected. In connection with this plan, the Company increased the store closure reserve by $305,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999. All of the stores identified for closure were closed by the end of fiscal year 1999.

 Pretzelmaker

     In connection with the Pretzelmaker acquisition (see Note 1), the Company formulated a plan to exit pretzel stores that did not meet certain financial and geographical criteria. Management identified seven stores to be closed. At the date of the acquisition, in accordance with EITF 95-3, the Company established a store closure reserve of $500,000 for the seven stores the Company intended to close. The reserve was established to provide for estimated early lease termination costs and penalties. Additionally, the Company established an impairment reserve of $327,000 against the property and equipment of the stores the Company planned to exit in order to record those assets at net realizable value. All of the stores identified for closure were closed by the end of fiscal year 1999.

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

Consolidated Analysis

  The following table presents a summary of the activity in the store closure reserve for the periods indicated for stores to be closed and franchised:

                                                                Mrs. Fields Inc. and
                                                                Original Cookie Co.                 H&M
                                                             --------------------------  --------------------------
                                                                             Company-                    Company-
                                                               Business       Owned                       Owned
                                                             Combination      Stores                      Stores
                                                                 and        Unrelated                   Unrelated
                                                              Subsequent        to         Business         to
                                                             Adjustments   Acquisition   Combination   Acquisition
                                                             ------------  ------------  ------------  ------------
Inception, September 16, 1996.............................   $ 5,060,000   $         -   $         -   $          -
Utilization from inception (September
 16, 1996) to December 28, 1996...........................      (305,000)                          -              -
                                                             -----------   -----------   -----------   ------------
Balance, December 28, 1996................................     4,755,000             -             -              -
To record obligations related to stores identified
 for closure upon acquisition, July 25, 1997..............             -             -     1,000,000              -
To record obligations related to stores identified
 for closure upon acquisition, September 2, 1997..........             -             -             -              -
Finalization of store closure plan for   obligations
 related to stores originally identified..................     1,357,000             -             -              -
Provision for continuing company-owned stores
 targeted for closure.....................................                     538,000             -              -
Utilization for the 52 weeks ended January 2, 1999........    (2,145,000)     (538,000)            -              -
                                                             -----------   -----------   -----------   ------------

Balance, January 3, 1998..................................     3,967,000             -     1,000,000              -
To record obligations related to stores identified
 for closure upon acquisition, August 24, 1998............             -             -             -              -
To record obligations related to stores identified
 for closure upon acquisition, November 29, 1998..........             -             -             -              -
Additional reserves for stores originally identified
 for closure upon acquisition, January 2, 1999............     1,693,000             -             -              -
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 2, 1999...........................................             -     4,674,000             -        367,000
Utilization for the 52 weeks ended January 2, 1999........    (1,932,000)            -       (19,000)             -
                                                             -----------   -----------   -----------   ------------

Balance, January 2, 1999..................................     3,728,000     4,674,000       981,000        367,000
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 1, 2000...........................................       810,000             -       151,000         85,000
Reversal during the 52 weeks ended
January 1, 2000...........................................    (1,524,000)   (2,093,000)     (418,000)             -
Utilization for the 52 weeks ended January 1, 2000........    (1,400,000)   (1,001,000)     (178,000)      (158,000)
                                                             -----------   -----------   -----------   ------------
Balance, January 1, 2000..................................   $ 1,614,000   $ 1,580,000   $   536,000   $    294,000
                                                             ===========   ===========   ===========   ============

                                                                    Pretzel Time               Great American
                                                             --------------------------  --------------------------
                                                                             Company-                    Company-
                                                                              Owned                       Owned
                                                                              Stores                      Stores
                                                                            Unrelated                   Unrelated
                                                               Business         to         Business         to
                                                             Combination   Acquisition   Combination   Acquisition
                                                             ------------  ------------  ------------  ------------
Inception, September 16, 1996.............................   $         -   $         -   $         -   $          -
Utilization from inception (September
 16, 1996) to December 28, 1996...........................             -             -             -              -
                                                             -----------   -----------   -----------   ------------
Balance, December 28, 1996................................             -             -             -              -
To record obligations related to stores identified
 for closure upon acquisition, July 25, 1997..............             -             -             -              -
To record obligations related to stores identified
 for closure upon acquisition, September 2, 1997..........       500,000             -             -              -
Finalization of store closure plan for   obligations
 related to stores originally identified..................             -             -             -              -
Provision for continuing company-owned stores
 targeted for closure.....................................             -             -             -              -
Utilization for the 52 weeks ended January 2, 1999........        (1,000)            -             -              -
                                                             -----------   -----------   -----------   ------------

Balance, January 3, 1998..................................       499,000             -             -              -
To record obligations related to stores identified
 for closure upon acquisition, August 24, 1998............             -             -     3,548,000              -
To record obligations related to stores identified
 for closure upon acquisition, November 29, 1998..........             -             -             -              -
Additional reserves for stores originally identified
 for closure upon acquisition, January 2, 1999............             -             -             -              -
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 2, 1999...........................................             -       264,000             -        305,000
Utilization for the 52 weeks ended January 2, 1999........        (6,000)                   (149,000)             -
                                                             -----------   -----------   -----------   ------------

Balance, January 2, 1999..................................       493,000       264,000     3,399,000        305,000
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 1, 2000...........................................        66,000             -             -        389,000
Reversal during the 52 weeks ended
January 1, 2000...........................................      (362,000)     (155,000)   (1,159,000)      (100,000)
Utilization for the 52 weeks ended January 1, 2000........       (88,000)      (23,000)     (566,000)       (49,000)
                                                             -----------   -----------   -----------   ------------
Balance, January 1, 2000..................................   $   109,000   $    86,000   $ 1,674,000   $    545,000
                                                             ===========   ===========   ===========   ============


                                                                     Pretzelmaker                      Consolidated
                                                             --------------------------   ---------------------------------------
                                                                                                                        Total
                                                                             Company-                   Company-      Business
                                                                               Owned        Business      Owned      Combinations
                                                                              Stores      Combination     Stores          and
                                                                             Unrelated        and       Unrelated      Company-
                                                               Business         to         Subsequent       to           Owned
                                                             Combination    Acquisition   Adjustments  Acquisition      Stores
                                                             ------------  -------------  -----------  ------------  ------------
Inception, September 16, 1996.............................   $         -   $           -  $ 5,060,000  $         -    $ 5,060,000
Utilization from inception (September
 16, 1996) to December 28, 1996...........................             -               -     (305,000)           -       (305,000)
                                                             -----------   -------------  -----------  -----------    -----------
Balance, December 28, 1996................................             -               -    4,755,000            -      4,755,000
To record obligations related to stores identified
 for closure upon acquisition, July 25, 1997..............             -               -    1,000,000            -      1,000,000
To record obligations related to stores identified
 for closure upon acquisition, September 2, 1997..........             -               -      500,000            -        500,000
Finalization of store closure plan for   obligations
 related to stores originally identified..................             -               -    1,357,000            -      1,357,000
Provision for continuing company-owned stores
 targeted for closure.....................................             -                            -      538,000        538,000
Utilization for the 52 weeks ended January 2, 1999........             -               -   (2,146,000)    (538,000)    (2,684,000)
                                                             -----------   -------------  -----------  -----------    -----------

Balance, January 3, 1998..................................             -               -    5,466,000            -      5,466,000
To record obligations related to stores identified
 for closure upon acquisition, August 24, 1998............             -               -    3,548,000            -      3,548,000
To record obligations related to stores identified
 for closure upon acquisition, November 29, 1998..........       500,000               -      500,000            -        500,000
Additional reserves for stores originally identified
 for closure upon acquisition, January 2, 1999............             -               -    1,693,000            -      1,693,000
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 2, 1999...........................................             -               -            -    5,610,000      5,610,000
Utilization for the 52 weeks ended January 2, 1999........             -               -   (2,106,000)           -     (2,106,000)
                                                             -----------   -------------  -----------  -----------    -----------

Balance, January 2, 1999..................................       500,000               -    9,101,000    5,610,000     14,711,000
Additional reserves for continuing company-owned
 and franchised stores targeted for closure,
January 1, 2000...........................................        88,000         650,000    1,115,000    1,124,000      2,239,000
Reversal during the 52 weeks ended
January 1, 2000...........................................      (366,000)              -   (3,830,000)  (2,347,000)    (6,177,000)
Utilization for the 52 weeks ended January 1, 2000........      (117,000)              -   (2,348,000)  (1,231,000)    (3,579,000)
                                                             -----------   -------------  -----------  -----------    -----------
Balance, January 1, 2000..................................   $   105,000   $     650,000  $ 4,038,000  $ 3,156,000    $ 7,194,000
                                                             ===========   =============  ===========  ===========    ===========

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the periods indicated. This table does not include a summary of activity for stores the Company intends to close or franchise that were not originally identified in connection with a business combination.

                                 Mrs. Fields Inc.
                                   and Original                                                                   Great
                                    Cookie Co.                      H&M                Pretzel Time              American
                                    ----------              -------------------     -------------------    -------------------
                               To Be        To Be            To Be      To Be        To Be     To Be        To Be      To Be
                              Closed      Franchised        Closed   Franchised     Closed   Franchised    Closed   Franchised
                              ------      ----------        ------   ----------     ------   ----------    ------   ----------
Stores identified for
  closure or franchise at
  inception, September 18,
  1996.......................    138              64             -            -          -            -         -            -
Stores closed prior to
  Inception..................    (13)              -             -            -          -            -         -            -
Stores closed or franchised
  from Inception (September
  18, 1996) to December 28,
  1996.......................    (17)             (3)            -            -          -            -         -            -
                              ------      ----------        ------   ----------     ------   ----------    ------   ----------
Balance, December 28, 1996...    108              61             -            -          -            -         -            -
Stores identified for
 closure or franchise upon
 acquisition,
 July 25, 1997...............      -               -            11           14          -            -         -            -
Stores identified for
 closure or franchise upon
 acquisition, September 2,
 1997........................      -               -             -            -          4            -         -            -
Stores closed or
 franchised from December
 28, 1996 to January 3,
 1998........................    (70)             (9)           (3)           -          -            -         -            -
                              ------      ----------        ------   ----------     ------   ----------    ------   ----------
Balance, January 3, 1998.....     38              52             8           14          4            -         -            -

Stores identified for
 closure or franchise upon
 acquisition, August 24,
 1998........................      -               -             -            -          -            -        54           11
Stores identified for
 closure or franchise upon
 acquisition, November 19,
 1998........................      -               -             -            -          -            -         -            -
Stores closed or
 franchised for the 52
 weeks ended January 2,
 1999........................    (15)            (16)           (2)          (7)        (1)           -       (11)           -
                              ------      ----------        ------   ----------     ------   ----------    ------   ----------
Balance, January 2, 1999.....     23              36             6            7          3            -        43           11

Stores closed, franchised
 or reversed for the 52
 weeks ended January 1,
 2000........................    (23)            (22)           (6)          (7)        (3)           -       (37)         (10)
                              ------      ----------        ------   ----------     ------   ----------    ------   ----------
Balance, January 1, 2000.....      -              14             -            -          -            -         6            1
                              ======      ==========        ======   ==========     ======   ==========    ======   ==========



                                 Pretzelmaker          Consolidated
                              -------------------  -------------------
                               To Be     To Be      To Be      To Be
                              Closed   Franchised  Closed   Franchised
                              ------   ----------  ------   ----------
Stores identified for
  closure or franchise at
  inception, September 18,
  1996.......................      -            -     138           64
Stores closed prior to
  Inception..................      -            -     (13)           -
Stores closed or franchised
  from Inception (September
  18, 1996) to December 28,
  1996.......................      -            -     (17)          (3)
                              ------   ----------  ------   ----------
Balance, December 28, 1996...      -            -     108           61
Stores identified for
 closure or franchise upon
 acquisition,
 July 25, 1997...............      -            -      11           14
Stores identified for
 closure or franchise upon
 acquisition, September 2,
 1997........................      -            -       4            -
Stores closed or
 franchised from December
 28, 1996 to January 3,
 1998........................      -            -     (73)          (9)
                              ------   ----------  ------   ----------
Balance, January 3, 1998.....      -            -      50           66

Stores identified for
 closure or franchise upon
 acquisition, August 24,
 1998........................      -            -      54           11
Stores identified for
 closure or franchise upon
 acquisition, November 19,
 1998........................      7            -       7            -
Stores closed or
 franchised for the 52
 weeks ended January 2,
 1999........................      -            -     (29)         (23)
                              ------   ----------  ------   ----------
Balance, January 2, 1999.....      7            -      82           54

Stores closed, franchised
 or reversed for the 52
 weeks ended January 1,
 2000........................     (7)           -     (76)         (39)
                              ------   ----------  ------   ----------
Balance, January 1, 2000.....      -            -       6           15
                              ======   ==========  ======   ==========

              MRS.FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The following table presents a summary of activity for stores the Company intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination:

                                            Mrs. Fields Inc.
                                                 and
                                           Original Cookie Co.           H&M               Pretzel Time        Great American
                                           --------------------  --------------------  --------------------  -------------------

                                           To Be       To Be      To Be      To Be      To Be      To Be      To Be     To Be
                                           Closed   Franchised   Closed   Franchised   Closed   Franchised   Closed   Franchised
                                           ------   ----------   ------   ----------   ------   ----------   ------   ----------
Stores identified for closure (not
 included in the original store
 closure plan), during the 52
 weeks ended January 3, 1998..............     10            -        -            -        -            -        -            -
Stores closed or franchised during
 the 52 weeks ended January 3,
 1998.....................................     (9)           -        -            -        -            -        -            -
                                           ------     --------  -------      -------   ------      -------   ------      -------
Balance, January 3, 1998..................      1            -        -            -        -            -        -            -
Stores identified for closure or
 franchise (not included in the
 original store closure plan),
 January 2, 1999..........................     20           10        4            1        2            3        5            -
Stores closed or franchised for the
 52 weeks ended January 2,
 1999.....................................     (1)                   (2)           -        -            -        -            -
                                           ------     --------  -------      -------   ------      -------   ------      -------
Balance, January 2, 1999..................     20           10        2            1        2            3        5            -
Stores closed or franchised for the
 52 weeks ended January 1,
 2000.....................................    (17)          (6)      (2)          (1)      (2)          (2)      (5)           -
                                           ------     --------  -------      -------   ------      -------   ------      -------
Balance, January 1, 2000..................      3            4        -            -        -            1        -            -
                                           ======     ========  =======      =======   ======      =======   ======      =======

                                              Consolidated
                                          --------------------

                                           To Be      To Be
                                          Closed   Franchised
                                          ------   ----------
Stores identified for closure (not
 included in the original store
 closure plan), during the 52
 weeks ended January 3, 1998............      10            -
Stores closed or franchised during
 the 52 weeks ended January 3,
 1998...................................      (9)           -
                                          ------      -------
Balance, January 3, 1998................       1            -
Stores identified for closure or
 franchise (not included in the
 original store closure plan),
 January 2, 1999........................      31           14
Stores closed or franchised for the
 52 weeks ended January 2,
 1999...................................      (3)           -
                                          ------      -------
Balance, January 2, 1999................      29           14
Stores closed or franchised for the
 52 weeks ended January 1,
 2000...................................     (26)          (9)
                                          ------      -------
Balance, January 1, 2000................       3            5
                                          ======      =======

 Store Closure Reserve Payment Obligations

  As of January 1, 2000, the future estimated cash payments under the store closure reserve are as follows:

        Fiscal Year
        -----------
        2000.........                                            $3,665,000
        2001.........                                             1,401,000
        2002.........                                               802,000
        2003.........                                               591,000
        2004.........                                               415,000
        Thereafter...                                               320,000
                                                                 ----------
                                                                 $7,194,000
                                                                 ==========

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the periods indicated for stores to be closed and franchised:

                                                         Mrs. Fields
                                                           Inc. and
                                                           Original                    Great
                                                          Cookie Co.       H&M        American    Pretzelmaker   Consolidated
                                                         ------------  -----------  ------------  -------------  ------------
Inception, September 18, 1996........................    $10,921,000   $        -   $         -   $          -    $10,921,000
Utilization from inception (September 18, 1996) to
  December 28, 1996 related to stores to be closed...       (854,000)           -             -              -       (854,000)
Utilization from inception (September 18, 1996) to
  December 28, 1996 related to stores to be
  franchised.........................................       (215,000)           -             -              -       (215,000)
                                                         -----------   ----------   -----------   ------------    -----------
Balance, December 28, 1996...........................    $ 9,852,000   $        -   $         -   $          -    $ 9,852,000
To record property and equipment impairment upon
 acquisition, July 25, 1997..........................              -    2,500,000             -              -      2,500,000
Utilization from December 28, 1996 to January 3,
 1998 related to stores to be closed.................     (3,299,000)    (208,000)            -              -     (3,507,000)
Utilization from December 28, 1996 to January 3,
 1998 related to stores to be franchised.............       (492,000)           -             -              -       (492,000)
                                                         -----------   ----------   -----------   ------------    -----------
Balance, January 3, 1998.............................      6,061,000    2,292,000             -              -      8,353,000
To record property and equipment impairment upon
 acquisition, August 24, 1998........................              -            -     2,150,000              -      2,150,000
To record property and equipment impairment upon
 acquisition, September 9, 1998......................              -            -       973,000              -        973,000
To record property and equipment impairment upon
 acquisition, November 19, 1998......................              -            -             -        327,000        327,000
Utilization for the 52 weeks ended January 2,
 1999 related to stores to be closed.................     (1,782,000)     (93,000)     (246,000)             -     (2,121,000)
Utilization for the 52 weeks ended January 2,
 1999 related to stores to be franchised.............       (435,000)    (819,000)            -              -     (1,254,000)
                                                         -----------   ----------   -----------   ------------    -----------
Balance, January 2, 1999.............................      3,844,000    1,380,000     2,877,000        327,000      8,428,000
Addition to impairment for the 52 weeks ended
 January 1, 20900 related to stores to be closed.....         86,000        5,000        25,000              -        116,000
Addition to impairment for 52 weeks ended
 January 1, 2000 related to stores to be
 franchised..........................................        443,000       11,000             -              -        454,000
Utilization for the 52 weeks ended January 1,
 2000 related to stores to be closed.................     (1,192,000)    (410,000)   (1,434,000)      (158,000)    (3,194,000)
Utilization for the 52 weeks ended January 1,
 2000 related to stores to be franchised.............       (935,000)    (346,000)      (41,000)             -     (1,322,000)
                                                         -----------   ----------   -----------   ------------    -----------
Balance, January 1, 2000............................     $ 2,246,000   $  640,000   $ 1,427,000   $    169,000    $ 4,482,000
                                                         ===========   ==========   ===========   ============    ===========

6.   MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK OF PRETZEL TIME, INC.

  The mandatorily redeemable cumulative preferred stock of Pretzel Time (the "Pretzel Time Preferred Stock") is nonvoting and the preferred stockholders are entitled to cumulative preferred dividends of ten percent for three years, accrued and payable upon redemption. The Pretzel Time Preferred Stock must be redeemed at $10,000 per share, plus unpaid and accumulated dividends. The excess of the redemption price over the carrying value was accreted over the period from issuance through September 1, 1999, using the effective interest method and was charged to the accumulated deficit of Pretzel Time. During the period from the acquisition of a majority ownership in Pretzel Time (September 2, 1997) to January 1, 2000, Pretzel Time increased the liquidation preference of the Pretzel Time Preferred Stock by $307,000, in lieu of paying cash dividends. In addition, the Pretzel Time Preferred Stock was increased by $736,000, for the accretion required over time to amortize the original issue discount incurred at the time of issuance.

  As of January 1, 2000, the liquidation preference and the recorded amount in the accompanying consolidated balance sheet was $1,070,000. Subsequent to January 1, 2000, the Company redeemed all of the remaining Pretzel Time Preferred Stock for $1,070,000.

              MRS.FIELD'S ORIGINAL COOKIES, INC. AND SUBSIDARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.   COMMITMENTS AND CONTINGENCIES

 Stock Pledged as Collateral

     Mrs. Fields' Holding has pledged all of the Company's capital stock as collateral for Mrs. Fields' Holding's 14 percent Senior Secured Discount Notes due December 1, 2005 (the "Mrs. Fields' Holding Discount Notes"). Mrs.
Fields' Holding issued the Mrs. Fields' Holding Discount Notes on August 24, 1998, in connection with the Great American Acquisitions and the Mrs. Fields' Holding equity contribution (see Note 1). In connection with the issuance of the $55,000,000 principal amount at maturity of Mrs. Fields' Holding Discount Notes, Mrs. Fields' Holding recorded an total original issue discount of approximately $24,136,000. The principal amount of the Mrs. Fields' Holding Discount Notes will accrete at a rate of 14 percent compounded semi-annually to a total principal amount of $55,000,000 at December 1, 2002. Thereafter, the Mrs. Fields' Holding Discount Notes will accrue interest at the annual rate of 14 percent, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2003.

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

  Rent expense was as follows for the periods presented:


                                                           53 Weeks          52 Weeks        52 Weeks
                                                        Ended January     Ended January   Ended January
                                                           3, 1998            2, 1999         1, 2000
                                                         -----------       ------------    ------------
           Minimum rentals  .........................    $30,654,000       $ 36,834,000    $ 35,510,000
           Contingent rentals  ......................        432,000            553,000         415,000
           Sub-lease rentals  .......................     (8,756,000)       (12,550,000)    (10,487,000)
                                                         -----------       ------------    ------------
                                                         $22,330,000       $ 24,837,000    $ 25,438,000
                                                         ===========       ============    ============

     As of January 1, 2000, the future minimum lease payments due under operating leases (including future minimum lease payments for stores in the process of being closed or franchised), which include required lease payments for those stores that have been subleased, are as follows:



               Fiscal Year
               -----------
                 2000  ...............................    $ 32,513,000
                 2001  ...............................      27,832,000
                 2002  ...............................      23,957,000
                 2003  ...............................      19,691,000
                 2004  ...............................      15,163,000
                 Thereafter  .........................      28,650,000
                                                          ------------
                                                          $147,806,000
                                                          ============

As of January 2, 1999, the future minimum sublease payments due to the Company under these leases are as follows:



                Fiscal Year
                -----------
                  2000  ..............................   $11,510,000
                  2001  ..............................     9,617,000
                  2002  ..............................     8,261,000
                  2003  ..............................     6,619,000
                  2004  ..............................     4,754,000
                  Thereafter  ........................     6,066,000
                                                         -----------
                                                         $46,827,000
                                                         ===========

Contractual Arrangements

     The Company entered into a supply agreement to buy frozen dough products through 2000. The agreement stipulates minimum annual purchase commitments of not less than 23,000,000 pounds of the products each year through the end of the contract. The terms of the supply agreement include certain volume incentives and penalties. The Company and the supplier may terminate the supply agreement if the other party defaults on any of the performance covenants.

     The Company has assumed an agreement with a third-party lender to provide financing to franchisees for the purchase of existing Company stores. Under the terms of the agreement, a maximum of $5,000,000 may be borrowed from the lender by franchisees of which the Company has agreed to guarantee a maximum of $2,000,000. Outstanding franchisee borrowings guaranteed by the Company under this agreement at January 2, 1999 and January 1, 2000 were approximately $295,000 and $92,000, respectively. Under the terms of the agreement, the Company is required to assume any franchisee obligations which are in default as defined. As of January 1, 2000, the Company has assumed obligations totaling approximately $33,000 which are included in the current portion of long-term debt in the accompanying consolidated balance sheet.

     The Company recorded deferred credits of approximately $1,204,000 as of September 18, 1996. The deferred credits represent volume rebates associated with the assumption of a long-term marketing and supply agreement with a supplier in connection with the Mrs. Fields Inc. and affiliates and Original Cookie Company and affiliates business combinations discussed in Note 1. Under terms of the agreement, the Company is obligated to purchase a minimum amount of product from the supplier. The supplier periodically prepays rebates to the Company for anticipated purchases. The Company records the prepayments as deferred credits and amortizes them ratably as purchases are made from the supplier. This agreement was amended in January 1997 and an additional $600,000 in deferred credits were recorded. The amended agreement expires on the later of December 31, 2003 or when the Company has met its revised purchase commitment. In conjunction with this amendment, certain minimum commitments from the previous agreement were carried forward and others were forgiven. Additionally, in November 1997, Pretzel Time entered into a long-term marketing and supply agreement with a supplier. Under terms of the agreement, the Company is obligated to purchase a minimum amount of product from the supplier. An additional $437,000 in deferred credits were recorded under this agreement. The termination date of this agreement will be the later of December 31, 2003 or when Pretzel Time has met its purchase commitment. Under these agreements, the Company recognized approximately $1,393,000, and $812,000 primarily as a reduction to food cost of sales during the years ended January 3, 1998 and January 2, 1999.

     In connection with the Pretzelmaker acquisition the Company recorded deferred credits of approximately $170,000 relating to a long-term marketing and supply agreement that Pretzelmaker had entered into in November of 1997, which was later amended in April of 1998. Under the terms of the agreement, the Company is obligated to purchase a minimum amount of product from the supplier. Under this agreement the Company recognized approximately $40,000 primarily as a reduction to food cost of sales during fiscal 1999. The termination date of this agreement is April 2003.

     In November 1996, the Company entered into a consulting agreement with Debbi Fields, a former director of the Company, under which Debbi Fields traveled and performed public relations and advertising activities on behalf of the Company for at least 50 days a year for a fee of $250,000 per year, with an option to perform these services for 20 additional days a year for additional pay of $5,000 per day. The compensation increased by 10 percent for 1999. The consulting agreement expired on December 31, 1999 and is not expected to be renewed.

     The Company has entered into employment agreements with five key officers with terms of two to three years. The agreements are for a total annual base salary of $1,172,000. If the Company terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 to 48 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The agreements have customary provisions for other benefits and also include noncompetition clauses.

8. RELATED-PARTY TRANSACTIONS

    As of January 2, 1999 and January 1, 2000, the Company had receivables due from franchisees and licensees, primarily related to prepaid rent which the Company had paid on behalf of franchisees, totaling approximately $6,003,000 and $3,708,000, respectively. These amounts are included in amounts due from franchisees and affiliates and are net of allowance for doubtful accounts totaling $1,078,000 and $821,000, respectively.

     As of January 2, 1999 and January 1, 2000, the Company had a net payable and a net receivable of approximately $150,000 and $642,000, respectively, with Mrs. Fields' Holding. The amounts due to or from Mrs. Fields' Holding are recorded in prepaid rent and other in the accompanying consolidated balance sheets.

     During the years ended January 3, 1998, the Company accrued approximately $441,000 of interest expense due to Mrs. Fields' Holding related to the convertible subordinated notes Mrs. Fields' Holding purchased. Mrs. Fields' Holding converted all of the $4,643,000 convertible subordinated notes to equity and the notes were cancelled (see Note 3) in 1997.

     The Company paid fees to Korn/Ferry International ("Korn/Ferry") totaling approximately $157,000 and $70,600 and $35,200, during the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively. Korn/Ferry is an executive search firm of which one of the Company's directors is the Chairman.

     A director of the Company is a consultant and an advisor to Dillon Read & Co., Inc. ("Dillon Read"). In 1997, the Company paid to Dillon Read a fee of approximately $707,000 in connection with the restructuring of the Company in September 1996. The director's company did not receive a fee from the Company during the fiscal years ended January 2, 1999 or January 1, 2000. The Company believes that the arrangements were on terms that could have been obtained from an unaffiliated third party.

     As of January 2, 1999, the Company has a loan due from the founder and minority stockholder of Pretzel Time totaling $567,000. The note bears interest at an annual rate of ten percent and is payable in monthly installments of principal and interest beginning January 1998 by setoff of, and to the extent of, the founder's bonus payments and dividends received by the founder in his Pretzel Time stock; provided that in any calendar year no more than $100,000 may be so offset. In addition, as of January 2, 1999, the Company is due approximately $451,000 from the founder in connection with certain lease payments related to the purchase of Pretzel Time for which the Company is indemnified. These amounts are recorded in accounts receivable and other assets in the accompanying consolidated balance sheets.

     In May 1999, Mrs. Fields, Mrs. Fields' Holding, Pretzel Time, a former Pretzel Time shareholder and Capricorn entered into an assignment and assumption agreement under which Capricorn agreed to assume a payment obligation of Mrs. Fields of $2,000,000 for Pretzel Time stock held by the former shareholder that was due on December 31, 1999. In a related transaction on the same date, Capricorn and Mrs. Fields' Holding entered into a contribution agreement under which Mrs. Fields' Holding and Capricorn agreed to treat the assumption by Capricorn of the Mrs. Fields payment obligation as a capital contribution from Capricorn to Mrs. Fields' Holding, and as a capital contribution from Mrs. Fields' Holding to Mrs. Fields.

     The Company and Mrs. Fields' Holding expect to enter into a tax-sharing arrangement but as of the date of these financial statements no such agreement has been finalized.

9.   EMPLOYEE BENEFIT PLAN

     The Company sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees. Under the terms of the Plan, employees may make contributions to the Plan, a portion of which is matched by contributions from the Company. The total Company contributions to the Plan for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 were approximately $97,900, $171,000 and $168,000, respectively.

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

     Mrs. Fields evaluates performance of each segment based on contribution margin. Mrs. Fields does not allocate any interest income, interest expense, depreciation and amortization or assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table:

                                                Franchising,
                                                 Licensing
                                Company-Owned       and
                                   Stores          Other           Total
                               ---------------  ------------- ----------------
Year ended January 3, 1998
Revenue.......................    $127,845,000    $ 6,563,000      $134,408,000
Contribution Margin...........      28,985,000      6,563,000        35,548,000
Year ended January 2, 1999
Revenue.......................     140,235,000     14,001,000       154,236,000
Contribution Margin...........      30,337,000     10,414,000        40,751,000
Year ended January 1, 2000
Revenue.......................     152,268,000     28,669,000       180,937,000
Contribution Margin...........      31,189,000     23,791,000        54,980,000

  The reconciliation of contribution margin to net income (loss) is as follows:


                                            Fiscal 1997         Fiscal 1998        Fiscal 1999
                                         ------------------  -----------------  -----------------
Contribution margin.......................    $ 35,548,000       $ 40,751,000       $ 54,980,000
General and administrative expense........     (16,192,000)       (19,017,000)       (21,972,000)
Store closure provision...................        (538,000)        (7,303,000)         1,579,000
Depreciation and amortization.............     (10,403,000)       (19,820,000)       (24,206,000)
Interest expense, net.....................      (7,584,000)       (12,574,000)       (17,827,000)
Other expense, net........................      (1,805,000)        (1,180,000)          (775,000)
                                              ------------       ------------       ------------
Net income (loss).........................    $   (974,000)      $(19,143,000)      $ (8,221,000)
                                              ============       ============       ============

  Geographic segment information is as follows:

                                                                          Domestic    International
                                          Domestic      International   Franchising    Franchising
                                       Company-owned    Company-owned       and            and
                                           Stores          Stores        Licensing      Licensing
                                       --------------  ---------------  ------------  --------------
Revenue
Fiscal 1997.........................     $127,736,000         $109,000   $ 6,150,000        $413,000
Fiscal 1998.........................      140,018,000          217,000    13,738,000         263,000
Fiscal 1999.........................      152,249,000           19,000    28,450,000         219,000

     Revenues from international franchising and licensing are secured from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores are immaterial.

     There were no customers who accounted for more than 10 percent of Mrs. Fields' total revenue or either segments' revenue. The Company has a $1,326,000 receivable due from one company which represents 14.8 percent of the Company's total receivables.

11.  SUBSEQUENT EVENT

     On February 9, 2000, Capricorn, Investors III, L.P., an affiliate of Capricorn, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. It is expected that, if this acquisition is completed, Mrs. Fields will enter into a management agreement to provide management services to TCBY. If completed, this acquisition would occur no earlier than the second quarter of fiscal year 2000. We cannot be sure that this acquisition will be completed, and there has been no agreement signed regarding the terms of the management agreement. Management of Mrs. Fields believes that, if completed, this acquisition would offer Mrs. Fields the opportunity to sell its products in TCBY stores.


12.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's obligation related to its $140,000,000 total principal amount of Senior Notes due 2004 (see Note 3) is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by four of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., which are Guarantors, and Pretzel Time, Inc., which will become a Guarantor (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada and Pretzelmaker of Canada, and three partially owned subsidiaries, (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE 53 WEEKS ENDED JANUARY 3, 1998
                             (Dollars in thousands)

                                                                                 Non-
                                                   Parent        Guarantor     Guarantor
                                                  Company       Subsidiary    Subsidiaries     Eliminations     Consolidated
                                                 -----------   -----------   -------------   ---------------   -------------
 NET REVENUES................................    $   125,991   $     2,004      $    7,077      $       (664)     $  134,408
                                                 -----------   -----------   -------------   ---------------   -------------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs..........         63,765             -           3,731              (664)         66,832
  Cost of sales..............................         31,173             -             855                 -          32,028
  General and administrative.................         14,215         1,066             911                 -          16,192
  Store closure provision....................            538             -               -                 -             538
  Depreciation and amortization..............          8,745         1,125             533                 -          10,403
                                                 -----------   -----------      ----------      ------------      ----------
     Total operating costs and expenses......        118,436         2,191           6,030              (664)        125,993
                                                 -----------   -----------      ----------      ------------      ----------
     Income (loss) from operations...........          7,555          (187)          1,047                 -           8,415
INTEREST EXPENSE AND OTHER, net..............         (6,329)       (1,230)           (393)                -          (7,952)
                                                 -----------   -----------      ----------      ------------      ----------

  Income (loss) before provision for income
    taxes, preferred stock accretion and
    dividends of subsidiaries and equity in
    net loss of consolidated subsidiaries....          1,226        (1,417)            654                 -             463
PROVISION FOR INCOME TAXES...................           (535)          (25)            (95)                -            (655)
                                                 -----------   -----------      ----------      ------------      ----------

  Income (loss) before preferred stock
    accretion and dividends of subsidiaries
    and equity in net loss of consolidated
    subsidiaries.............................            691        (1,442)            559                 -            (192)
PREFERRED STOCK ACCRETION AND
 DIVIDENDS OF SUBSIDIARIES...................              -          (338)           (306)                -            (644)
EQUITY IN NET LOSS OF CONSOLIDATED
 SUBSIDIARIES................................         (1,665)            -               -             1,527            (138)
                                                 -----------   -----------      ----------      ------------      ----------

 NET INCOME (LOSS)...........................    $      (974)  $    (1,780)     $      253      $      1,527      $     (974)
                                                 ===========   ===========      ==========      ============      ==========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 3, 1998
                             (Dollars in thousands)

                                                                                   Non-
                                                   Parent        Guarantor      Guarantor
                                                   Company      Subsidiary     Subsidiaries   Eliminations     Consolidated
                                                -------------  -------------  --------------  -------------  ----------------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES..........................     $   (766)         $ 387          $1,298   $           -         $    919
                                                -------------  -------------  --------------  -------------  ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Net cash paid for acquisitions and related
    expenses  .................................      (10,949)             -               -               -          (10,949)
  Purchase of property and equipment, net......       (4,556)             -               -               -           (4,556)
                                                    --------          -----          ------   -------------         --------
     Net cash used in investing activities.....      (15,505)             -               -               -          (15,505)
                                                    --------          -----          ------   -------------         --------
                                                                          -               -               -                -
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of long-term debt.....      108,250              -               -               -          108,250
  Principal payments on long-term debt and
    capital lease obligations..................      (76,759)          (250)            (36)              -          (77,045)
  Payment of debt financing costs..............       (5,976)             -               -               -           (5,976)
  Payment of cash dividend to Mrs. Fields'
    Holding....................................       (1,065)             -               -               -           (1,065)
                                                    --------          -----          ------   -------------         --------
     Net cash provided by (used in)
       financing activities....................       24,450           (250)            (36)              -           24,164
                                                    --------          -----          ------   -------------         --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS...................................        8,179            137           1,262               -            9,578
CASH AND CASH EQUIVALENTS,
 beginning of year.............................        6,091            588              30               -            6,709
                                                    --------          -----          ------   -------------         --------
CASH AND CASH EQUIVALENTS, end of
 Year..........................................     $ 14,270          $ 725          $1,292   $           -         $ 16,287
                                                    ========          =====          ======   =============         ========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
     Interest paid.............................     $  7,607          $ 789          $   20   $          --         $  8,416
     Taxes paid................................          181             25              11              --              217

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 2, 1999
                            (Dollars in thousands)

                                    ASSETS

                                                                                  Non-
                                                   Parent      Guarantor       Guarantor
                                                  Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                  --------    ------------    ------------    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.....................  $  3,886    $        792    $        241    $          -   $      4,919
  Accounts receivable, net......................     2,151           2,131              13               -          4,295
  Amounts due from franchisees and
    licensees, net..............................     1,314           2,394               -               -          3,708
  Inventories...................................     4,009             968               -               -          4,977
  Other current assets and amounts due from
   (to) affiliates, net.........................    22,236         (18,898)           (642)              -          2,696
                                                  --------    ------------    ------------    ------------   ------------
     Total current assets.......................    33,596         (12,613)           (388)              -         20,595
PROPERTY AND EQUIPMENT, net.....................    26,481           2,033             151               -         28,665
INTANGIBLES, net................................    74,301          81,769             289               -        156,359
INVESTMENT IN SUBSIDIARIES......................    65,468               -               -         (65,468)             -
OTHER ASSETS....................................     2,714             134             (57)              -          2,791
                                                  --------    ------------    ------------    ------------   ------------
                                                  $202,560    $     71,323    $         (5)   $    (65,468)  $    208,410
                                                  ========    ============    ============    ============   ============

                                               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations...................  $  1,377    $        246    $          -    $          -   $      1,623
  Accounts payable..............................     8,823           1,676              15               -         10,514
  Accrued liabilities...........................    11,134           1,000             110               -         12,244
                                                  --------    ------------    ------------    ------------   ------------
                                                    21,334           2,922             125               -         24,381
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion............   144,582             280               -               -        144,862
OTHER ACCRUED LIABILITIES.......................     3,529               -               -               -          3,529
MANDATORILY REDEEMABLE
 CUMULATIVE PREFERRED STOCK.....................         -           1,070               -               -          1,070
MINORITY INTEREST...............................         -               -               -             111            111
STOCKHOLDER'S EQUITY............................    33,115          67,051            (130)        (65,579)        34,457
                                                  --------    ------------    ------------    ------------   ------------
                                                  $202,560    $     71,323    $         (5)   $    (65,468)  $    208,410
                                                  ========    ============    ============    ============   ============

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 52 WEEKS ENDED JANUARY 2, 1999
                            (Dollars in thousands)

                                                                                  Non-
                                                   Parent      Guarantor       Guarantor
                                                  Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                  --------    ------------    ------------    ------------   ------------
NET REVENUES....................................  $144,057    $     13,939    $        377    $     (4,137)  $    154,236
                                                  --------    ------------    ------------    ------------   ------------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs.............    76,437               -             334          (1,768)        75,003
  Cost of sales.................................    37,165           3,587              99          (2,369)        38,482
  General and administrative....................    21,213           5,107               -               -         26,320
  Depreciation and amortization.................    16,624           3,196               -               -         19,820
                                                  --------    ------------    ------------    ------------   ------------
     Total operating costs and expenses.........   151,439          11,890             433          (4,137)       159,625
                                                  --------    ------------    ------------    ------------   ------------
  (Loss) income from operations.................    (7,382)          2,049             (56)              -         (5,389)
INTEREST EXPENSE AND OTHER, net.................   (13,064)             81               -               -        (12,983)
                                                  --------    ------------    ------------    ------------   ------------
  (Loss) income before provision for income
    taxes, preferred stock accretion and
    dividends of subsidiaries and equity in
    net loss of consolidated subsidiaries.......   (20,446)          2,130             (56)              -        (18,372)
PROVISION FOR INCOME TAXES......................      (197)           (119)              -               -           (316)
                                                  --------    ------------    ------------    ------------   ------------
  (Loss) income before preferred stock
    accretion and dividends of subsidiaries
    and equity in net loss of consolidated
    subsidiaries................................   (20,643)          2,011             (56)              -        (18,688)
PREFERRED STOCK ACCRETION AND
 DIVIDENDS OF SUBSIDIARIES......................         -            (444)              -               -           (444)
EQUITY IN NET LOSS OF
 CONSOLIDATED SUBSIDIARIES......................     1,500               -               -          (1,511)           (11)
                                                  --------    ------------    ------------    ------------   ------------
NET (LOSS) INCOME...............................  $(19,143)   $      1,567    $        (56)   $     (1,511)  $    (19,143)
                                                  ========    ============    ============    ============   ============

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE 52 WEEKS ENDED JANUARY 2, 1999
                            (Dollars in thousands)

                                                                                   Non-
                                                  Parent        Guarantor       Guarantor
                                                 Company      Subsidiaries     Subsidiaries   Eliminations     Consolidated
                                                 -------      ------------     ------------   ------------     ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES...........................  $(27,953)        $ 33,382       $    (133)     $      -         $  5,296
                                                  --------         --------       ---------      --------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Net cash paid for acquisitions and related
    Expenses....................................   (39,873)           7,038               -             -          (32,835)
  Purchase of property and equipment, net.......    (8,228)              (7)              -             -           (8,235)
  Proceeds for asset sales......................       176                -               -             -              176
                                                  --------         --------       ---------      --------         --------
     Net cash (used in) provided by
       Investing activities.....................   (47,925)           7,031               -             -          (40,894)
                                                  --------         --------       ---------      --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from long-term debt..................    39,400                -               -             -           39,400
  Bank overdraft................................     4,133                -               -             -            4,133
  Payment of debt financing costs...............    (7,062)               -               -             -           (7,062)
  Equity infusion from Mrs. Fields'
    Holding.....................................    29,056                -               -             -           29,056
  Principal payments on long-term debt.......
    and capital lease obligations...............      (257)         (41,000)              -             -          (41,257)
  Capital lease repayments......................      (123)               -               -             -             (123)
  Reduction in preferred stock of Pretzel
    Time........................................         -              (85)              -             -              (85)
                                                  --------         --------       ---------      --------         --------
    Net cash provided by (used in)
       Financing activities.....................    65,147          (41,085)              -             -           24,062
                                                  --------         --------       ---------      --------         --------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS....................................   (10,731)            (672)           (133)            -          (11,536)
CASH AND CASH EQUIVALENTS, beginning of
 period.........................................    14,270            1,806             211             -           16,287
                                                  --------         --------       ---------      --------         --------
CASH AND CASH EQUIVALENTS, end of
 period.........................................  $  3,539         $  1,134       $      78      $      -         $  4,751
                                                  ========         ========       =========      ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Interest paid.................................  $ 12,405         $     35       $       -      $      -         $ 12,440
  Taxes paid....................................       141               68               -             -              209

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 1, 2000
                            (Dollars in thousands)

                                                     ASSETS

                                                                                  Non-
                                                  Parent       Guarantor       Guarantor
                                                  Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                  -------     ------------    ------------    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents...................     $  3,539       $  1,134           $  78        $      -        $  4,751
  Accounts receivable, net....................        2,860            304              44               -           3,208
  Amounts due from franchisees and
    licensees, net............................        1,297          4,706               -               -           6,003
  Inventories.................................        4,631            863               9               -           5,503
  Other current assets and amounts due from
   (to) affiliates, net.......................       39,368        (33,898)           (592)              -           4,878
                                                   --------       --------           -----        --------        --------
     Total current assets.....................       51,695        (26,891)           (461)              -          24,343
PROPERTY AND EQUIPMENT, net...................       29,900          1,654             243               -          31,797
INTANGIBLES, net..............................       75,875         95,601             320               -         171,796
INVESTMENT IN SUBSIDIARIES....................       66,484              -               -         (66,484)              -
OTHER ASSETS..................................        3,688            252              30               -           3,970
                                                   --------       --------           -----        --------        --------
                                                   $227,642       $ 70,616           $ 132        $(66,484)       $231,906
                                                   ========       ========           =====        ========        ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations.................     $  7,141        $ 1,204           $   -        $      -        $  8,345
  Accounts payable............................       14,223            564              69               -          14,856
  Accrued liabilities.........................       10,956          2,895              18               -          13,869
                                                   --------        -------           -----        --------        --------
     Total current liabilities................       32,320          4,663              87               -          37,070
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion..........      142,367            216              61               -         142,644
OTHER ACCRUED LIABILITIES.....................       10,134              -               -               -          10,134
MANDATORILY REDEEMABLE
 CUMULATIVE PREFERRED STOCK...................            -          1,261               -               -           1,261
MINORITY INTEREST.............................            -              -               -             119             119
STOCKHOLDERS' EQUITY..........................       42,821         64,476             (16)        (66,603)         40,678
                                                   --------        -------           -----        --------        --------
                                                   $227,642        $70,616           $ 132        $(66,484)       $231,906
                                                   ========        =======           =====        ========        ========

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 52 WEEKS ENDED JANUARY 1, 2000
                            (Dollars in thousands)


                                                                                   Non-
                                                   Parent        Guarantor       Guarantor
                                                   Company      Subsidiaries   Subsidiaries     Eliminations      Consolidated
                                                ------------   -------------   -------------  ---------------   ---------------
NET REVENUES.................................   $    156,727   $      29,691   $         658  $        (6,139)  $      $180,937
                                                ------------   -------------   -------------  ---------------   ---------------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs..........         80,702               -             288           (1,356)           79,634
  Cost of sales..............................         41,369           9,678              74           (4,798)           46,323
  General and administrative.................         11,622          10,140             210                -            21,972
  Depreciation and amortization..............         15,933           6,702               -               (8)           22,627
                                                ------------   -------------   -------------  ---------------   ---------------
     Total operating costs and expenses......        149,626          26,520             572           (6,162)          170,556
                                                ------------   -------------   -------------  ---------------   ---------------
  (Loss) income from operations..............          7,101           3,171              86               23            10,381
INTEREST EXPENSE AND OTHER, net..............        (17,634)           (435)             12                -           (18,057)
                                                ------------   -------------   -------------  ---------------   ---------------
  (Loss) income before provision for income
    taxes, preferred stock accretion and
    dividends of subsidiaries and equity in
    net loss of consolidated subsidiaries....        (10,533)          2,736              98               23            (7,676)
PROVISION FOR INCOME TAXES...................           (218)              -               -                -              (218)
                                                ------------   -------------   -------------  ---------------   ---------------
  (Loss) income before preferred stock
    accretion and dividends of subsidiaries
    and equity in net loss of consolidated
    subsidiaries.............................        (10,751)          2,736              98               23            (7,894)
PREFERRED STOCK ACCRETION AND
 DIVIDENDS OF SUBSIDIARIES...................              -            (305)              -                -              (305)
EQUITY IN NET LOSS OF
                                                       2,507               -               -           (2,529)              (22)
                                                ------------   -------------   -------------  ---------------   ---------------
 CONSOLIDATED SUBSIDIARIES
NET (LOSS) INCOME............................   $     (8,244)  $       2,431   $          98  $        (2,506)  $        (8,221)
                                                ============   =============   =============  ===============   ===============

             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE 52 WEEKS ENDED JANUARY 1, 2000
                             (Dollars in thousands)

                                                                                  Non-
                                                  Parent        Guarantor       Guarantor
                                                 Company      Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                               ------------  ---------------  -------------  -------------   --------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          $    16,392   $        1,348   $         163  $           -   $       17,903
                                               -----------   --------------   -------------  -------------   --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and equipment, net           (5,157)               -               -              -           (5,157)
  Proceeds for asset sales                             461                -               -              -              461
                                               -----------   --------------   -------------  -------------   --------------

     Net cash (used in) provided by
       investing activities                         (4,696)               -               -              -           (4,696)
                                               -----------   --------------   -------------  -------------   --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Payment of debt financing costs                   (1,832)               -               -              -           (1,832)
  Principal payments on long-term debt
    and capital lease obligations                   (5,384)          (1,194)              -              -           (6,578)
  Bank overdraft                                    (4,133)               -               -              -           (4,133)
  Reduction in preferred stock of Pretzel
    Time                                                --             (496)              -              -             (496)
                                               -----------   --------------   -------------  -------------   --------------

     Net cash provided by (used in)
       financing activities                        (11,349)          (1,690)              -              -          (13,039)
                                               -----------   --------------   -------------  -------------   --------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                           347             (342)            163              -              168
CASH AND CASH EQUIVALENTS,
 beginning of period                                 3,539            1,134              78              -            4,751
                                               -----------   --------------   -------------  -------------   --------------

CASH AND CASH EQUIVALENTS, end of
 period                                        $     3,886   $          792   $         241  $           -   $        4,919
                                               ===========   ==============   =============  =============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Interest paid                                $    17,444   $          513   $           -  $           -   $       17,957
  Taxes paid                                           204              197               -              -              401

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.


                                    PART III

Item 10.   Directors and Officers of the Registrant

  The following table sets forth certain information regarding the executive officers and directors of Mrs. Fields as of January 1, 2000. The directors are also directors of Mrs. Fields' Holding.

Name                              Age    Title
----                              ---    -----
Larry A. Hodges  ..............    51    Director, President and Chief Executive Officer
Mark S. Tanner  ...............    45    Senior Vice President and Chief Financial Officer
Pat W. Knotts  ................    45    Senior Vice President of Operations
Garry Remington  ..............    47    Senior Vice President of Real Estate
Michael R. Ward  ..............    42    Vice President, General Counsel and Secretary
Herbert S. Winokur, Jr  .......    56    Chairman of the Board of Directors
Richard Ferry  ................    62    Director
Nat Gregory  ..................    51    Director
Walker Lewis  .................    55    Director
Peter Mullin  .................    59    Director
Gilbert Osnos  ................    70    Director

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

     Mr. Tanner has been Chief Financial Officer and Senior Vice President of Finance and Administration since June 1999. Prior to Mrs. Fields, Mr. Tanner held the position of CFO and Sr. Vice President with the Salt Lake Organizing Committee ("SLOC") for the XIX Olympic Winter Games, where he was responsible for finance and administration. Prior to SLOC, Mr. Tanner was Vice President and CFO for Pepsi Cola International's operations in Asia, the Middle East, and Africa. During his tenure with Pepsi Cola, he also held positions of Vice President of Strategic Planning & Finance for Pepsi Cola North America and Chief Financial Officer, Eastern Division of Pepsi Cola.

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

     Mr. Ward serves Vice President, General Counsel and Secretary of Mrs. Fields since September 1996. Mr. Ward's responsibilities include management of the Legal Department. Between 1991 and 1996. Mr. Ward's responsibilities were overseeing the Legal Department and the Human Resources Department for Mrs. Fields Inc. He is admitted to practice law in the State of Utah. Mr. Ward was appointed acting Chief Financial Officer on April 30, 1999 and acted in that capacity prior to Mr. Tanner's assuming responsibilities of Chief Financial Officer.

     Mr. Winokur has been Chairman of the Board of Directors of Mrs. Fields and Mrs. Fields' Holding since their inception in September 1996. Mr. Winokur is managing member of Capricorn Holdings, L.L.C., the General Partner of Capricorn. Mrs. Fields is owned by Mrs. Fields' Holding, a portfolio company of Capricorn. Mr. Winokur is Chairman and Chief Executive Officer of Capricorn Holdings, Inc. (a private investment company) and Managing General Partner of Capricorn Investors, L.P. Capricorn Investors II, L.P., and Capricorn Investors III, L.P., private investment partnerships concentrating on investments in restructure situations, organized by Mr. Winokur in 1987, 1994 and 1999, respectively. Prior to his current appointment, Mr. Winokur was Senior Executive Vice President and Director of Penn Central Corporation. Mr. Winokur is also a Director of Enron Corp., Azurix Corp., The WMF Group, Ltd., C.C.C. Information Services Corp., Inc. and DynCorp.

     Mr. Ferry has been a Director of Mrs. Fields since its inception in September 1996. Mr. Ferry is co-founder and Chairman of Korn/Ferry International, the world's leading executive search firm. Mr. Ferry is on the Board of Directors of Avery Dennison, Dole Food Company and Pacific Life Insurance Company.

     Mr. Gregory has been a Director of Mrs. Fields since its inception in September 1996. Since 1993, Mr. Gregory has served as Chairman and Chief Executive Officer of NATCO Group, Inc., an international supplier of oilfield production equipment, which is a portfolio company of Capricorn. Prior to that he served as Managing Director of Smith Barney from 1991 to 1993. Mr. Gregory is a member and managing director of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and a director of Marine Drilling Companies, Inc.

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

                          SUMMARY COMPENSATION TABLE



                                                                                        Long-Term
                                              Annual Compensation                   Compensation Award
                                   ------------------------------------------  ----------------------------
                                                                                               Securities
                                                                    Other       Restricted     Underlying
                                                                   Annual          Stock        Options/         All Other
                                           Salary      Bonus    Compensation     Award(s)        SARS(4)        Compensation
   Name and Principal Position     Year     ($)         ($)          ($)            ($)            (#)              ($)
---------------------------------  ----  ----------  ---------  -------------  -------------  -------------    ---------------
Larry Hodges                       1999   $354,667   $ 87,500         $4,410   $  -                    -                -
 President and CEO                 1998    339,583    150,000          4,833            -              -         $471,000(5)
                                   1997    300,000    185,412          2,177       50,000(3)           -                -
Mark S. Tanner                     1999    137,873     20,000              -            -         65,712                -
 Senior Vice President             1998          -          -              -            -              -                -
 and CFO                           1997          -          -              -            -              -                -
L. Tim Pierce                      1999    114,842     40,000          1,915            -              -           20,000(6)
 Senior Vice President             1998    193,430     70,000          2,634            -              -                -
 and CFO                           1997    175,000    103,607          1,287            -              -           71,867(6)
Pat Knotts                         1999    222,001     43,000              -            -              -                -
 Senior Vice President             1998    191,699     70,000              -            -              -                -
 Operations                        1997    162,500     27,321              -            -              -           23,920(1)
Michael Ward                       1999    176,113     28,000          2,033            -              -                -
 Vice President                    1998    135,385     50,000          1,370            -              -                -
 Legal and Administration          1997    109,904     56,393            619            -              -           39,488(5)
Garry Remington                    1999    192,533     38,000              -            -              -                -
 Senior Vice President             1998    180,000     33,945              -            -              -                -
 Real Estate                       1997     82,859          -              -            -         24,642           46,707(2)

(1) Represents payment of relocation expenses of $20,920 and a grant of $3,000 under the Original Cookie 401(k) plan.

(2)  Represents payment of relocation expenses.

(3) 50% of the restricted shares vested on January 1, 1999 and the other 50% vested on January 1, 2000.

(4) The stock options for common stock of Mrs. Fields' Holding have 10-year terms and were granted as of September 1996, with the exception of Garry Remington's, which were granted as of July 1997. All options have an exercise price of $10.00 per share, with the exception of Garry Remington's, which have an exercise price of $13.00 per share.

(5)  Represents payment under Mrs. Field's Inc. Management Value Creation Plan.

(6) Mr. Pierce resigned from Mrs. Fields on April 30, 1999. Mrs. Fields bought back his vested shares of stock for $291,560 and entered into a severance agreement with him for $20,000.

Option Grants and Exercises

     In 1996, the Board of Directors of Mrs. Fields' Holding approved the provisions of a director stock option plan (the "Director Stock Option Plan"), providing for the issuance of common stock, par value $.001 per share, of Mrs. Fields' Holding to directors of Mrs. Fields' Holding, and an employee stock option plan (the "Employee Stock Option Plan" and, together with the Director Stock Option Plan, the "Plans"), providing for the issuance of options to purchase common stock of Mrs. Fields' Holding to officers and other employees of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The Plans provide for the issuance of options to purchase a total of 542,840 shares of common stock of Mrs. Fields' Holding to directors of Mrs. Fields' Holding and officers and employees of Mrs. Fields' Holding's subsidiaries, including Mrs. Fields. Of the total 542,840 option shares available, 445,356 shares, representing approximately 10% of the total common stock of Mrs. Fields' Holding on a fully diluted basis, after giving effect to the issuance of stock under the warrants to purchase common stock of Mrs. Fields' Holding and to issuances of stock under options currently issued to directors and employees under the Plans, have been issued. See "Beneficial Ownership of Capital
Stock."


Board Compensation

     The Board of Directors of Mrs. Fields meets regularly on a quarterly basis and more often as required. Board members, other than officers of Mrs. Fields and Mr. Winokur and Mr. Gregory, are compensated for services rendered annually as follows:

     (1) $12,000 cash; and
     (2) grants of options to purchase common stock of Mrs. Fields' Holding, under the Director Stock Option Plan.

     The Board of Directors of Mrs. Fields' Holding approved the award of options under the Director Stock Option Plan to purchase 1,792 shares of common stock of Mrs. Fields' Holding to each of Messrs. Ferry, Gregory, Lewis, Osnos and Winokur as of January 1, 1998, at an exercise price of $16.74 per share, and the award of options to purchase 634 shares of common stock of Mrs. Fields' Holding as of January 2, 1999, at an exercise price of $19.72 to each of the same directors, with the options of Messrs. Gregory and Winokur being issued to Capricorn.

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

Board Committees

     Three functioning committees of the Board have been organized: an Executive Committee, a Compensation Committee and an Audit Committee. Following is a brief description of each of these committees.

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

Employment Agreements

     All of the executive officers are parties to employment agreements with Mrs. Fields. Each employment agreement provides for a period of employment of two years (or three years, in the case of Larry Hodges) from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by Mrs. Fields to replace the Fiscal 1994 Incentive Compensation Plan of Mrs. Fields Inc., benefit plans and an equity-based plan or arrangement. If Mrs. Fields terminates employment for cause or if the employee terminates employment without good reason, Mrs. Fields has no further obligation to pay the employee. If Mrs. Fields terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with Mrs. Fields in a line or lines of business of Mrs. Fields that accounts for 10% or more of Mrs. Fields' gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3% of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. The employees who have employment agreements, and their base salaries, are: Larry Hodges, President and Chief Executive Officer, $364,000, Mark Tanner, $235,000, Pat Knotts, Senior Vice President of Operations, $210,800, Michael Ward, Vice President, General Counsel and Secretary, $165,000 and Garry Remington, Senior Vice President of Real Estate, $197,600.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of the date of this report, all of the capital stock of Mrs. Fields is owned by Mrs. Fields' Holding, whose address is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, as of January 1, 2000, believed by us to be accurate based on information provided to us concerning the beneficial ownership of common stock by each stockholder who is known by Mrs. Fields to own beneficially in excess of 5% of the outstanding common stock, and by each director, Mrs. Fields' Chief Executive Officer, each of Mrs. Fields' other four most highly compensated executive officers and all officers and directors as a group, as of January 1, 2000. The stockholders listed below are deemed beneficial owners of common stock of Mrs. Fields as a result of their ownership of common stock of Mrs. Fields' Holding, the owner of 100% of the capital stock of Mrs. Fields. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of January 1, 2000 and give effect to the exercise of warrants issued by Mrs. Fields' Holding. See "Executive Compensation" and "--Board Compensation."

As of January 1, 2000, there were eight record holders of common stock of Mrs. Fields' Holding.

                                                                                                        Common Stock
                                                                                                   ----------------------
                                                                                                   Number of  Percentage
Title of Class                                     Name of Beneficial Owner                         Shares     Of Class
--------------                                     ------------------------                        ---------  -----------

Common stock, par            Capricorn Investors II, L.P.(1)(2)(3)  ............................   3,184,084        86.0%
value $0.001 per share,      Larry Hodges(2)(3)  ...............................................     105,569         2.8%
of Mrs. Fields' Holding      Peter Mullin(2)(3)  ...............................................      18,409         0.5%
                             Richard Ferry(2)(3)  ..............................................      13,409         0.4%
                             Walker Lewis(2)(3)  ...............................................      10,909         0.3%
                             Gilbert Osnos(2)(3)  ..............................................      10,909         0.3%
                             Pat Knotts(3)  ....................................................      18,892         0.5%
                             Michael Ward(3)  ..................................................      15,607         0.4%
                             Garry Remington(3)  ...............................................      10,541        0.32%
                             All executive officers and directors as a group (9 persons)
                              (2)(3)(4).........................................................   3,388,329        91.5%

(1)  The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2) Larry Hodges, Peter Mullin, Richard Ferry, Walker Lewis and Gilbert Osnos are directors of the Company. Herbert Winokur and Nat Gregory are managing member and member, respectively, of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and are directors of Mrs. Fields. See "Management."

(2) The shares and percentages include shares subject to options granted to directors and officers of Mrs. Fields that are currently vested as of January 1, 2000, as follows: Capricorn, 6,817 shares; Mr. Hodges, 75,569 shares; Mr. Mullin, 3,409 shares; Mr. Ferry, 3,409 shares; Mr. Lewis, 3,409 shares; Mr. Osnos, 3,409 shares; Mr. Knotts, 18,892 shares; Mr. Ward, 15,607 shares; and Mr. Remington, 10,541 shares; all executive officers and directors as a group, 141,062.

(4)  Includes shares beneficially owned by Capricorn.

Item 13.   Certain Relationships and Related Transactions

     Agreements with Debbi Fields and Affiliates. In November 1996, Mrs. Fields entered into a consulting agreement with Debbi Fields, a former director of Mrs. Fields, under which she traveled and performed public relations and advertising activities on behalf of Mrs. Fields for at least 50 days a year for a fee of $250,000 per year, with an option to perform 20 additional days a year for additional pay of $5,000 per day. The compensation increased by 10% a year beginning on January 1, 1999. The consulting agreement expired on December 31, 1999. Under the consulting agreement, Debbi Fields may not disclose any confidential information of Mrs. Fields, such as recipes and trade secrets, and may not, without the prior written consent of Mrs. Fields, compete with Mrs. Fields.

     In addition, Mrs. Fields has a license agreement with FSG Holdings, Inc., a Delaware Corporation, under which Debbi Fields has a nonexclusive license to use certain trademarks, names, service marks and logos of Mrs. Fields in connection with book and television series projects. Debbi Fields is required to pay 50% of any gross revenues in excess of $200,000 that she receives from the book and television series projects to Mrs. Fields as a license fee.

     Mrs. Fields leased certain office space to an entity which is owned in part by Debbi Fields. Billings to the entity for the fiscal years ended January 3, 1998 and January 2, 1999 totaled approximately $60,000 and $274,000, respectively. The lease was terminated in the first quarter of fiscal year 1998. Mrs. Fields believes that the arrangements were on terms that could have been obtained from an unaffiliated third party.

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

     Korn/Ferry Agreement. Mrs. Fields has paid fees of approximately $71,000 and $35,000 during the years ended January 2, 1999 and January 1, 2000, respectively, to Korn/Ferry International, an executive search firm of which Richard Ferry, a director of Mrs. Fields, is the Chairman, in connection with the hiring of employees for Mrs. Fields. Mrs. Fields believes that the arrangements are on terms that could have been obtained from an unaffiliated third party.

     Arrangements With Mrs. Fields' Holding. As of January 2, 1999 and January 1, 2000, Mrs. Fields had a net payable of $150,000 and a net receivable of $642,000 with Mrs. Fields' Holding, respectively. The receivables stem primarily from goods sold and an allocation of payroll and other operating expenses. Mrs. Fields believes that the terms of the sale and allocations are essentially equivalent to the terms that would have been obtained from an unaffiliated third party in a similar transaction.

     Incentive Arrangements. Under a senior management value creation plan that was adopted by Mrs. Fields Inc. and assumed by Mrs. Fields at the time of its formation in September 1996, the following payments were made in 1998: $471,484 to Mr. Hodges; $71,867 to Mr. Pierce; $39,488 to Mr. Ward; and $71,078 to a vice president of Mrs. Fields Inc. Mr. Hodges used $250,000, representing substantially all of this payment after his payment of related taxes, to purchase 25,000 shares of common stock of Mrs. Fields' Holding at $10.00 per share.

     Director Stock Purchase Plan. Each of the directors of Mrs. Fields was offered an opportunity to purchase common stock of Mrs. Fields' Holding under the Director Stock Purchase Plan. Under the Director Stock Purchase Plan, shares of common stock of Mrs. Fields' Holding, either restricted or vested, can be issued to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. Restricted shares vested 50% on January 1, 1999 and 50% on January 1, 2000. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding have been issued to directors and officers of Mrs. Fields under the Director Stock Purchase Plan.

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

     Under the Director Stock Option Plan, a committee of the Board is authorized to administer the Director Stock Option Plan and has the power, among other things, to grant awards of options for common stock of Mrs. Fields' Holding to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The Director Stock Option Plan provides for the issuance of time vested options, which vest 25% per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. A total of 50,000 shares of common stock of Mrs. Fields' Holding are reserved for issuance under the Director Stock Option Plan. Common stock of Mrs. Fields' Holding issued under the Director Stock Option Plan is subject to customary restrictions on transfer. Options have been awarded under the Director Stock Option Plan to each of Messrs. Ferry, Gregory, Lewis, Osnos and Winokur to purchase 3,350, 1,792 and 394 shares of common stock of Mrs. Fields' Holding as of January 1, 1997, January 1, 1998 and January 2, 1999 at exercise prices of $10.00, 16.74 and 19.72 per share, respectively. Options of Messrs. Gregory and Winokur have been issued to Capricorn.

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

               (2) The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report


                                                                          Page
                                                                          ----

          Schedule II - Valuation and Qualifying Accounts................ ____

               (3)  Exhibits Index

                    The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page____.

          (b)  Reports filed on Form 8-K during the fourth quarter

               None

                                 EXHIBIT INDEX

Exhibit
Number                              Description

2.1 Securities Purchase Agreement by and among Cookies USA, Inc., the Individuals and Entities Identified Therein as The Sellers and Mrs. Fields' Original Cookies, Inc., dated as of August 13, 1998, filed as exhibit 2.3 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

2.2 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Jake Tortorice of Chocolate Chip Cookies of Texas, Inc. as Seller, filed as exhibit 2.3 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.3 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Lawrence J. Cohen, Mildred S. Cohen, Jerome E. Mouton, Steven J. Bryan and Jason A. Piltzmaker, holders of all outstanding capital stock of Deblan Corporation, as Sellers, filed as exhibit 2.2 to the Company's
8-K dated September 3, 1998, and incorporated by reference herein.

2.4 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and ASK & MSK Family Limited Partnership-II(B), Ltd. filed as exhibit 2.4 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.5 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Crossroads Cookies, Inc. filed as exhibit 2.5 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.6 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Hot Barton and Northpark Cookies, Inc. filed as exhibit 2.6 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.7 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Northpark Cookies, Inc. filed as exhibit 2.7 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.8 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Quail Springs Cookies, Inc. filed as exhibit 2.8 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

2.9 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Westgate Cookies, Inc. filed as exhibit 2.9 to the Company's 8-K dated September 3, 1998, and incorporated by reference herein.

3.1 Restated Certificate of Incorporation of Mrs. Fields' Original Cookies, Inc., filed as exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-45179), and incorporated by reference herein.

3.2 By-Laws of Mrs. Fields' Original Cookies, Inc., filed as exhibit 3.4 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

4.1 Indenture, dated as of November 26, 1997, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as exhibit 4.1 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

4.2  Form of Notation of Guarantee (included as Exhibit E to Exhibit 4.1)

4.3  Form of Certificate of Senior Note (included as Exhibit A to Exhibit 4.1)

4.4 First Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.5 Second Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., and The Bank of New York, as trustee, filed as exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.6 Third Supplemental Indenture, dated as of November 20, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.7 Fourth Supplemental Indenture, dated as of December 30, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The

Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as exhibit 4.7 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

4.8 Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., Jefferies & Company, Inc. and BT Alex. Brown Incorporated, filed as exhibit 4.9 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.1 Amended and Restated Marketing Agreement, dated as of January 9, 1997, between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as exhibit 10.27 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.2 Amendment, dated December 1, 1997, to Amended and Restated Marketing Agreement between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.3 Corollary agreement, dated September 21, 1998, to existing marketing agreement, dated as of January 9, 1997 and amended on November 13, 1997 and December 1, 1997 between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.4 Employment Agreement, dated as of October 1, 1997, between Michael R. Ward and Mrs. Fields' Original Cookies, Inc., filed as exhibit 10.28 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.5 Employment Agreement, dated as of October 1, 1997, between Pat Knotts and Mrs. Fields' Original Cookies, Inc., filed as exhibit 10.29 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.6 Employment Agreement, dated as of July 1, 1996, between Lawrence Hodges and Mrs. Fields' Original Cookies, Inc., filed as exhibit 10.31 the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.7 Employment Agreement, dated as of July 10, 1997, between Garry Remington and Mrs. Fields' Original Cookies, Inc., filed as exhibit 10.10 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.8 Lease Agreement, dated as of February 23, 1993, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as exhibit 10.32 the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.9 Lease Agreement, dated as of October 10, 1995, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as exhibit
10.33 the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.10 Letter of Agreement, dated as of October 1, 1992, between United Airlines, Inc. and Mrs. Fields Development Corporation, filed as exhibit 10.34 to the Company's Registration Statement on S-4 (No. 333- 45179), and incorporated by reference herein.

10.11 Lease Agreement, dated as of January 18, 1998, between 2855 E. Cottonwood Parkway, L.C. and Mrs. Fields' Original Cookies, Inc., filed as exhibit 10.35 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.12 Amendment to Supply Agreement, dated as of June 19, 1995 between Van Den Bergh Foods Company and Mrs. Fields Inc., filed as exhibit 10.37 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.13 License Agreement, dated as of March 1, 1992, between Mrs. Fields Development Corporation and Marriott Corporation, filed as exhibit 10.40 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.14 License Agreement, dated as of October 28, 1993 between Mrs. Fields Development Corporation and Marriott Management Services, Corp., filed as
Exhibit 10.41 to the Company's Registration Statement on S-4 (No. 333-45170), and incorporated by reference herein.

10.15  Uniform Franchise Offering Circular of Pretzel Time, Inc., filed as
Exhibit 10.56 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.16 Uniform Franchise Offering Circular of Great American Cookie Company, Inc., as amended on November 24, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.17 Assignment of Assets and Assumption of Liabilities Agreement, dated July 25, 1997, between H&M Concepts Ltd., Co., and Mrs. Fields' Pretzel Concepts, Inc., filed as Exhibit 10.62 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.18 First Amendment to Operating Agreement for UVEST, LLC, dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and NVEST Limited, filed as
Exhibit 10.64 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.19 First Amendment to Operating Agreement for LV-H&M, L.L.C., Dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as
Exhibit 10.65 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.20 Lease Agreement, dated March 2, 1995, between Price Development Company, Limited Partnership and Mrs. Fields Cookies, filed as exhibit 10.69 to the Company's Registration Statement on S-4 (No. 333-45179), and incorporated by reference herein

10.21  Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.22  Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.23  Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.24 Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as
Exhibit 10.73 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein

10.25 Intellectual Property Security Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as exhibit 10.44 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.26 Pledge and Security Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as exhibit
10.45 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.27 Stockholders' Agreement, dated as of July 17, 1998, between Mrs. Fields' Holding Company, Inc. and its Stockholders, filed as exhibit 10.46 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.28 Form of Settlement Agreement and Release, by and among Mrs. Fields' Original Cookies, Inc., Capricorn Investors II, L.P., a Delaware limited partnership, Great American Cookie Company, Inc., Cookies USA, Inc., The Jordan Company, and the Franchisees parties thereto, filed as exhibit 10.47 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.29 Supply Agreement, dated as of March 30, 1998 between Mrs. Fields' Original Cookies, Inc. and LBI Acquisition Corp. d/b/a Pennant Foods, filed as exhibit 10.48 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.30 Trademark license agreement dated January 3, 2000 between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

10.31 Purchase agreement dated December 1, 1999 between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

12.1 Computation of ratio of earnings to fixed charges of Mrs. Fields' Original Cookies, Inc.

21.1 Subsidiaries of Mrs. Fields' Original Cookies, Inc, filed as Exhibit 21.1 to the Company's Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

27.1 Financial Data Schedule (for SEC use only), filed as Exhibit 27 to the Company's Form 10-K for the year ended January 1, 2000

99.3   Schedule II - Valuation and Qualifying Accounts

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MRS. FIELDS' ORIGINAL COOKIES, INC.



/s/ Larry A. Hodges                          March 31, 1999
--------------------------------------       --------------
Larry A. Hodges, President & CEO  Date

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                Title                                      Date
     ---------                                -----                                      ----
/s/ Larry A. Hodges                 President, Chief Executive Officer              March 31, 2000
---------------------------         and Director  (Chief Executive Officer)
(Larry A. Hodges)

/s/ Mark S. Tanner                  Senior Vice President and Chief Financial       March 31, 2000
---------------------------         Officer (Chief Financial and Principal
(Mark S. Tanner)                    Accounting Officer)

/s/ Herbert S. Winokur              Chairman of the Board of Directors              March 31, 2000
---------------------------
(Herbert S. Winokur)

/s/ Richard M. Ferry                Director                                        March 31, 2000
---------------------------
(Richard M. Ferry)

/s/                                 Director                                        March 31, 2000
---------------------------
(Nathaniel A. Gregory)

/s/
---------------------------         Director                                        March 31, 2000
(Walker Lewis)


/s/ Peter W. Mullin                 Director                                        March 31, 2000
---------------------------
(Peter W. Mullin)

/s/
---------------------------         Director                                      March 31, 2000
(Gilbert C. Osnos)