Form 10-Q
period 2000-04-01
FIELDS MRS ORIGINAL COOKIES INC
filed 2000-05-16
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     April 1, 2000

                                       or

[    ]   Transition  Report  Pursuant to  Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
                       -----------------------------------
               (Exact name of registrant specified in its charter)

        DELAWARE                                          87-0552899
-------------------------------               ----------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
   Salt Lake City, Utah                                 84121-7050
---------------------------------------       ----------------------------------
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

                                    X yes      no

The registrant had 400 shares of common stock, $0.01 par value, outstanding at May 16, 2000.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of April 1, 2000 and January 1, 2000....................  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
           Ended April 1, 2000 and April 3, 1999..........................................................  5

         Condensed Consolidated Statements of Cash Flows for the 13 Weeks
           Ended April 1, 2000 and April 3, 1999..........................................................  6

         Notes to Condensed Consolidated Financial Statements.............................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 20

PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings............................................................................... 26

Item 6.   Exhibits and Reports on Form 8-K................................................................ 26


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS


                                                                                           April 1,            January 1,
                                                                                            2000                  2000
                                                                                           --------            ----------
                                                                                         (Unaudited)          (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents                                                          $      545             $   4,919
    Accounts receivable, net of allowance for doubtful accounts of $281 and $111,
       respectively                                                                         4,037                 4,295
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $903 and $821, respectively                                              4,120                 3,708
    Inventories                                                                             4,564                 4,977
    Prepaid rent and other                                                                  3,014                 1,336
    Deferred income tax assets, current portion                                             1,360                 1,360
                                                                                       ----------             ---------

                Total current assets                                                       17,640                20,595
                                                                                       ----------             ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 26,805                26,698
    Equipment and fixtures                                                                 23,178                22,540
    Land                                                                                      240                   240
                                                                                       ----------             ---------
                                                                                           50,223                49,478
    Less accumulated depreciation and amortization                                        (22,735)              (20,813)
                                                                                       ----------             ---------

                Net property and equipment                                                 27,488                28,665
                                                                                       ----------             ---------

DEFERRED INCOME TAX ASSETS, net of current portion                                          2,139                 2,139
                                                                                       ----------             ---------

GOODWILL, net of accumulated amortization of $23,586 and $21,156, respectively
                                                                                          129,317               132,479
                                                                                       ----------             ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $3,989 and
    $3,700, respectively                                                                   12,773                13,062
                                                                                       ----------             ---------

DEFERRED LOAN COSTS, net of accumulated amortization of $4,748and
    $4,052, respectively                                                                   10,134                10,818
                                                                                       ----------             ---------

OTHER ASSETS                                                                                  520                   652
                                                                                       ----------             ---------

                                                                                       $  200,011             $ 208,410
                                                                                       ==========             =========




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                         April 1,            January 1,
                                                                                          2000                  2000
                                                                                       ----------            ----------
                                                                                       (Unaudited)          (Unaudited)


CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $      722             $     781
    Current portion of capital lease obligations                                              930                   842
    Accounts payable                                                                        5,743                10,514
    Accrued liabilities                                                                     2,682                 2,851
    Current portion of store closure reserve                                                3,457                 3,665
    Accrued salaries, wages and benefits                                                    3,088                 3,180
    Accrued interest payable                                                                4,943                 1,288
    Sales taxes payable                                                                       760                 1,128
    Deferred credits                                                                          122                   132
                                                                                       ----------             ---------

              Total current liabilities                                                    22,447                24,381

LONG-TERM DEBT, net of current portion                                                    141,609               141,755

STORE CLOSURE RESERVE, net of current portion                                               3,191                 3,529

CAPITAL LEASE OBLIGATIONS, net of current portion                                           2,975                 3,107
                                                                                       ----------             ---------

              Total liabilities                                                           170,222               172,772
                                                                                        ---------             ---------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED
    STOCK  of  PTI (a  wholly  owned subsidiary), aggregate
    liquidation preference of $1,070 at January 1, 2000                                         -                 1,070
                                                                                       ----------             ---------

MINORITY INTEREST                                                                             114                   111
                                                                                       ----------             ---------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                              -                     -
    Additional paid-in capital                                                             61,899                61,899
    Accumulated deficit                                                                   (32,224)              (27,442)
                                                                                       ----------             ---------

              Total stockholder's equity                                                   29,675                34,457
                                                                                       ----------             ---------

                                                                                       $  200,011             $ 208,410
                                                                                       ==========             =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                                             13 Weeks Ended         13 Weeks Ended
                                                                             April 1, 2000           April 3, 1999
                                                                             -------------           -------------
                                                                              (Unaudited)              (Unaudited)


REVENUES:
    Net store and food sales                                                  $    33,796              $    37,129
    Franchising                                                                     5,946                    6,416
    Licensing                                                                         160                      447
                                                                              -----------              -----------

       Total revenues                                                              39,902                   43,992
                                                                              -----------              -----------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              18,320                   21,393
    Cost of sales                                                                  10,967                   11,931
    General and administrative                                                      5,121                    5,324
    Depreciation and amortization                                                   5,658                    5,396
                                                                              -----------              -----------

       Total operating costs and expenses                                          40,066                   44,044
                                                                              -----------              -----------

          Loss from operations                                                       (164)                     (52)
                                                                              -----------              -----------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (4,598)                  (4,337)
    Interest income                                                                    23                       38
    Other expense                                                                     (32)                    (107)
                                                                              -----------              -----------

       Total other expense, net                                                    (4,607)                  (4,406)
                                                                              -----------              -----------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (4,771)                  (4,458)

PROVISION FOR INCOME TAXES                                                             (8)                    (104)
                                                                              -----------              -----------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (4,779)                  (4,562)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                        -                     (111)

MINORITY INTEREST                                                                      (3)                      (1)
                                                                              -----------              -----------

          Net loss                                                            $    (4,782)             $    (4,674)
                                                                              ===========              ===========




     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  13 Weeks Ended         13 Weeks Ended
                                                                                   April 1, 2000           April 3, 1999
                                                                                  --------------         ---------------
Increase (Decrease) in Cash and Cash Equivalents                                             (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (4,782)           $   (4,674)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                     5,658                 5,396
         Amortization of deferred loan costs                                                 715                   539
         Loss on sale of assets                                                              351                   107
         Preferred stock accretion and dividends of subsidiaries                                                   111
         Minority interest                                                                     3                     1
         Changes in assets and liabilities:
               Accounts receivable                                                           258                 1,760
               Amounts due from franchisees and licensees                                   (412)                1,023
               Inventories                                                                   413                   355
               Prepaid rent and other                                                     (1,678)                  289
               Other assets                                                                  132                   916
               Accounts payable and accrued liabilities                                   (4,940)                6,479
               Bank overdraft                                                                  -                (1,133)
               Store closure reserve                                                        (546)                 (480)
               Accrued salaries, wages and benefits                                          (92)                 (428)
               Accrued interest payable                                                    3,655                 3,569
               Sales taxes payable                                                          (368)                 (312)
               Deferred income                                                               (10)                 (101)
                                                                                      ----------            ----------
                  Net cash (used in) provided by operating activities                     (1,643)               13,417
                                                                                      ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                     -                   (97)
    Purchase of property and equipment                                                    (1,192)               (1,282)
                                                                                      ----------            ----------
                  Net cash used in investing activities                                   (1,192)               (1,379)
                                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                             (225)               (5,053)
    Payment of debt financing costs                                                          (11)                 (800)
    Principal payments on capital lease obligations                                         (233)                 (423)
    Reduction in preferred stock                                                          (1,070)                  (21)
                                                                                      ----------            ----------
                  Net cash used in financing activities                                   (1,539)               (6,297)
                                                                                      ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (4,374)                5,741

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       4,919                 4,751
                                                                                      ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                        $      545            $   10,492
                                                                                      ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                           $      228            $       77
                                                                                      ==========            ==========
     Cash paid for income taxes                                                       $      120             $     164
                                                                                      ==========            ==========


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


(1)  Basis of Presentation
     ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of April 1, 2000 and January 1, 2000, and the results of its operations and its cash flows for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 contained in Mrs. Fields' Annual Report on Form 10-K.

         The results of operations for the 13 weeks ended April 1, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded. All dollar amounts presented are stated in thousands.


(2) RECLASSIFICATIONS
    -----------------

         Certain   reclassifications  have  been  made  to  the  prior  period's condensed consolidated financial statements to conform with the current period's presentation.


(3) STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES
    ------------------------------------------------------------

         Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, Mrs. Fields' accrues the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses are accrued for. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields reduces the reserve to zero, and goodwill is adjusted for the corresponding amount. Any excess reserve that was not established as part of purchase accounting is adjusted through the income statement.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended April 1, 2000 and April 3, 1999:


                         Mrs. Fields Inc. and
                           Original  Cookie                 H & M                   Pretzel Time           Great American
                        ---------------------    ------------------------    ---------------------    ------------------------

                                                            -----------
                                     Company-                   Company-                  Company-                   Company-
                          Business     Owned       Business      Owned       Business     Owned       Business        Owned
                        Combination   Stores      Combination    Stores     Combination    Stores    Combination     Stores
                            And      Unrelated        and       Unrelated      and        Unrelated      and        Unrelated
                         Subsequent      to        Subsequent      to        Subsequent      to       Subsequent        to
                        Adjustments  Acquisitions Adjustments  Acquisition  Adjustments  Acquisition  Adjustments  Adjustments
                        -----------  ------------ -----------  -----------  -----------  -----------  -----------  -----------


Balance, January 1, 2000  $  1,614   $  1,581      $   536      $   294      $    109     $    86       $ 1,674      $   545

Utilization for the 13
weeks ended April 1, 2000      (89)      (174)         (48)         (29)            -           -          (157)         (30)
                          --------   --------      -------      -------      --------     -------       -------      -------

Balance, April 1, 2000.   $  1,525   $  1,407      $   488      $   265      $    109     $    86       $ 1,517      $   515
                          ========   ========      =======      =======      ========     =======       =======      =======

Balance, January 2, 1999  $  3,728   $  4,674      $   981      $   367      $    493     $   264       $ 3,399      $   305

Utilization for the 13
weeks ended April 3, 1999     (328)      (165)         (20)         (17)            -          (5)         (136)         (48)
                          --------   --------      -------      -------      --------     -------       -------      -------

Balance, April 3, 1999    $  3,400   $  4,509      $   961      $   350      $    493     $   259       $ 3,263      $   257
                          ========   ========      =======      =======      ========     =======       =======      =======


             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended April 1, 2000 and April 3, 1999:


                                     Pretzelmaker                              Consolidated
                            ----------------------------      -----------------------------------------------
                                                                Total            Total
                             Business        Company-          Business         Company-
                           Combination         Owned          Combination        Owned         Total Business
                               and            Stores              and            Stores         Combinations
                            Subsequent       Unrelated to      Subsequent      Unrelated to     and Company-
                            Adjustments      Acquisition       Adjustments      Acquisitions    Owned Stores
                           ------------     -------------     ------------     -------------   --------------


Balance, January 1, 2000     $    105          $    650          $  4,038        $  3,156        $   7,194

Utilization for the 13
week ended April 1, 2000          (19)                -              (313)           (233)            (546)
                             --------          --------          --------        --------        ---------

Balance, April 1, 2000       $     86          $    650          $  3,725        $  2,923        $   6,648
                             ========          ========          ========        ========        =========

Balance, January 2, 1999     $    500          $      -          $  9,101        $  5,610        $  14,711

Utilization for the 13
weeks ended April 3, 1999           -                 -              (484)           (235)            (719)
                             --------          --------          --------        --------        ---------

Balance, April 3, 1999.      $    500                 -          $  8,617        $  5,375        $  13,992
                             ========          ========          ========        ========        =========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)


The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 13 weeks ended April 1, 2000 and April 3, 1999. This table does not include a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified in connection with a business combination.

                                         Mrs. Fields Inc.
                                               And
                                        Original Cookie                H&M           Pretzel Time     Great American
                                        -------------------  ------------------  -----------------  -------------------
                                         To Be      To Be     To Be     To Be    To Be     To Be     To Be     To Be
                                        Closed   Franchised  Closed  Franchised  Closed Franchised  Closed   Franchised
                                        ------   ----------  ------  ----------- ------ ----------  ------   ----------

Balance, January 1, 2000..............      -        14          -         -        -          -       6           1
Stores closed or franchised for the
13 weeks ended April 1, 2000..........      -        (1)         -         -        -          -       -           -
                                        -----      ----      -----     -----    -----       ----   -----       -----


Balance, April 1, 2000 ...............      -        13          -         -        -          -       6           1
                                        =====      ====      =====     =====    =====       ====   =====       =====

Balance, January 2, 1999..............     23        36          6         7        3          -      43         11
Stores closed or franchised for the
13 weeks ended April 3, 1999..........    (10)       (9)        (5)       (3)      (2)         -     (12)       (1)
                                        -----      ----      -----     -----    -----       ----   -----       -----


Balance, April 3, 1999 ...............     13        27          1         4        1          -      31        10
                                        =====      ====      =====     =====    =====       ====   =====       =====


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)


The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 13 weeks ended April 1, 2000 and April 3, 1999. This table does not include a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified in connection with a business combination.

                                                Pretzelmaker            Consolidated
                                              ------------------    ------------------
                                              To Be     To Be       To Be     To Be
                                             Closed   Franchised    Closed  Franchised
                                             ------   ----------    ------  ----------

Balance, January 1, 2000..............           -            -         6          15
Stores closed or franchised for the
13 weeks ended April 1, 2000..........           -            -         -          (1)
                                              ----        -----      ----      ------

Balance, April 1, 2000 ...............           -            -         6          14
                                              ====        =====      ====      ======

Balance, January 2, 1999..............           7            -        82          54
Stores closed or franchised for the
13 weeks ended April 3, 1999..........           -            -       (29)        (13)
                                              ----        -----      ----      ------

Balance, April 3, 1999 ...............           7            -        53          41
                                              ====        =====      ====      ======



              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


     The following table presents a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 13 weeks ended April 1, 2000, and April 3, 1999:




                                Mrs. Fields Inc.
                               and Original Cookie         H&M            Pretzel Time      Great American         Consolidated
                               -------------------  ------------------   ---------------  ------------------   -------------------
                                 To Be    To Be      To Be     To Be     To Be   To Be     To Be      To Be     To Be     To Be
                                Closed  Franchised  Closed  Franchised  Closed Franchised  Closed  Franchised  Closed   Franchised
                                ------  ----------  ------  ----------  ------  ---------  ------  ----------  ------   ----------

Balance, January 1, 2000.....       3          4       -         -         -         1        -          -        3         5
Stores closed or franchised
during the 13 weeks ended
April 1, 2000................      (1)        (1)      -         -         -        (1)       -          -       (1)       (2)
                                 ----      -----     ---      ----       ---      ----     ----       ----      ---       ---

Balance, April 1, 2000.......       2          3       -         -         -         -        -          -        2         3
                                 ====      =====     ===      ====       ===      ====     ====       ====      ===       ===

Balance, January 2, 1999....       20         10       2         1         2         3        5          -       29        14
Stores closed or franchised
during the 13 weeks ended
April 3, 1999................     (10)         -      (2)        -        (1)       (2)      (1)         -      (14)       (2)
                                 ----      -----     ---      ----       ---      ----     ----       ----      ---       ---

Balance, April 3, 1999......       10         10       -         1         1         1        4          -       15        12
                                 ====      =====     ===      ====       ===      ====     ====       ====      ===       ===




              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)



     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 13 weeks ended April 1, 2000 and April 3, 1999 for stores to be closed and franchised:


                                                          Mrs. Fields,
                                                            Inc. and
                                                            Original                          Great
                                                           Cookie Co.          H&M           American     Pretzelmaker  Consolidated
                                                          ------------       -------         --------     ------------  ------------


Balance, January 1, 2000...........................          $  2,246        $   640         $  1,427       $     169    $  4,482
Addition to impairment for the 13 weeks ended
   April 1, 2000 related to stores to be closed....                29              -               22               -          51
Addition to impairment for the 13 weeks ended
   April 1, 2000 related to stores to be franchised                14              -               10               -          24
Utilization for the 13 weeks ended April 1, 2000
   related to stores to be closed..................              (204)             -             (419)              -        (623)
Utilization for the 13 weeks ended April 1, 2000
   related to stores to be franchised..............              (742)          (101)             (43)               -       (886)
                                                             --------        -------         --------       ---------    --------
Balance, April 1, 2000.............................          $  1,343        $   539         $    997       $     169    $  3,048
                                                             ========        =======         ========       =========    ========

Balance, January 2, 1999...........................          $  3,844        $ 1,380         $  2,877       $     327    $  8,428
Addition to impairment for the 13 weeks ended
   April 3, 1999 related to stores to be closed....                32              5                2               -          39
Addition to impairment for the 13 weeks ended
   April 3, 1999 related to stores to be franchised               355             11                -               -         366
Utilization for the 13 weeks ended April 3, 1999
   related to stores to be closed..................              (936)          (410)            (629)             (3)     (1,978)
Utilization for the 13 weeks ended April 3, 1999
   related to stores to be franchised..............              (623)          (277)              (6)              -        (906)
                                                             --------        -------         --------       ---------    --------
Balance, April 3, 1999.............................          $  2,672        $   709         $  2,244       $     324    $  5,949
                                                             ========        =======         ========       =========    ========


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)



(4)   REPORTABLE SEGMENTS
      -------------------

         Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, (1) company-owned stores and related activity and
(2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields and sales of its mail order business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

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


                                                               Company-          Franchising
                                                             Owned Stores       and Licensing          Total
                                                             ------------       -------------          -----

13 weeks ended April 1, 2000
Total revenues                                                $  33,796           $   6,106         $  39,902
Contribution margin                                               5,656               4,959            10,615

13 weeks ended April 3, 1999
----------------------------
Total revenues                                                $  37,129           $   6,863         $  43,992
Contribution margin                                               6,001               4,667            10,668


         The reconciliation of contribution margin to net loss is as follows (in thousands):


                                                                               13 Weeks Ended     13 Weeks Ended
                                                                                April 1, 2000      April 3, 1999
                                                                               --------------     --------------


Contribution margin                                                               $  10,615             $  10,668
General and
   administrative expense                                                            (5,121)               (5,324)
Depreciation and amortization                                                        (5,658)               (5,396)
Interest expense                                                                     (4,598)               (4,337)
Other income (expense), net                                                             (20)                 (285)
                                                                                 ----------             ---------
Net loss                                                                          $  (4,782)            $  (4,674)
                                                                                  =========             =========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                   (Unaudited)

Geographic segment information is as follows (in thousands):



                                        Domestic        International         Domestic        International
                                      Company-owned    Company-owned      Franchising and      Franchising
                                        Stores              Stores           Licensing        and Licensing
                                      -------------    --------------     ---------------     -------------


Total revenues
13 weeks ended April 1, 2000          $  33,796            $   -               $  6,025              $  81
13 weeks ended April 3, 1999             37,108               21                  6,774                 89


         Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. During the year ended January 1, 2000 all remaining international company-owned stores were closed.

         There were no customers who accounted for more than 10 percent of Mrs. Fields' total revenues or either segment's revenues.

(5)  TCBY MANAGEMENT AGREEMENT
     -------------------------

         On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn, the Company's majority shareholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. It is expected that, if this acquisition is completed, Mrs. Fields will enter into a management agreement to provide management services to TCBY. If completed, this acquisition would occur during the second quarter of 2000. There can be no assurance that this acquisition will be completed. Terms of the management agreement have not been finalized. Management of Mrs. Fields believes that, if completed, this acquisition would offer Mrs. Fields the opportunity to sell its products in TCBY stores.


(6)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      ----------------------------------------------------------

         Mrs. Fields' obligation related to its $140,000,000 aggregate principal amount of 10 1/8 percent Series A, B and C Senior Notes due 2004 is fully and unconditionally guaranteed (the "Guarantee") on a senior basis by four of Mrs. Fields' wholly owned subsidiaries. The Guarantee is a general unsecured obligation of The Mrs. Fields' Brand, Inc., Great American Cookies, Inc.,
Pretzel Time, Inc. and Pretzelmaker Holdings, Inc. (the "Guarantors"), ranks senior in right of payment to all subordinated indebtedness of the Guarantors and rank equal in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on Mrs. Fields' ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-guarantor Subsidiaries (which include Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and three partially owned subsidiaries). Mrs. Fields has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF APRIL 1, 2000
                                   (Unaudited)
                             (dollars in thousands)




                                                     Parent          Guarantor      Non-Guarantor
                                                     Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                     -------       ------------     -------------      ------------     ------------

ASSETS
------

    CURRENT ASSETS:
       Cash and cash equivalents                 $       (344)    $        559     $         330     $            -     $      545
       Accounts receivable, net                         3,835              190                12                  -          4,037
       Amounts due from franchisees and
          licensees, net                                  729            3,391                                    -          4,120
       Inventories                                      3,489            1,071                 4                  -          4,564
       Other current assets and amounts due
          from (to) affiliates, net                    19,297          (14,248)             (675)                 -          4,374
                                                 ------------     ------------     -------------     --------------     ----------

            Total current assets                       27,006           (9,037)             (329)                 -         17,640

    PROPERTY AND EQUIPMENT, net                        25,297            2,071               120                  -         27,488
    INTANGIBLES, net                                   73,230           78,740               254                  -        152,224
    INVESTMENT IN SUBSIDIARIES                         66,484                -                 -            (66,484)             -
    OTHER ASSETS                                        2,615               44                 -                  -          2,659
                                                 ------------     ------------     -------------     --------------     ----------

                                                 $    194,632     $     71,818     $          45     $      (66,484)    $  200,011
                                                 ============     ============     =============     ==============     ==========


LIABILITIES AND STOCKHOLDER'S
-----------------------------
  EQUITY (DEFICIT)
  ----------------

    CURRENT LIABILITIES:
       Current portion of long-term debt
       and capital lease obligations             $      1,469     $        183     $           -     $            -     $    1,652
       Accounts payable                                 4,582            1,138                23                  -          5,743
       Accrued liabilities                             13,960            1,091                 1                  -         15,052
                                                 ------------     ------------     -------------     --------------     ----------

            Total current liabilities                  20,011            2,412                24                  -         22,447

    LONG-TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS, net of current portion             144,341              243                 -                  -        144,584
    STORE CLOSURE RESERVE, net of   current
    portion                                             3,191                -                 -                  -          3,191
    MINORITY INTEREST                                       -                -                 -                114            114
    STOCKHOLDER'S EQUITY (DEFICIT)                     27,089           69,163                21            (66,598)        29,675
                                                 ------------     ------------     -------------     --------------     ----------

                                                 $    194,632     $     71,818     $          45     $      (66,484)    $  200,011
                                                 ============     ============     =============     ==============     ==========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                     Parent          Guarantor      Non-Guarantor
                                                     Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                     -------       ------------     -------------      ------------     ------------


    TOTAL REVENUES                             $     34,993      $      6,115     $         168     $        (1,374)   $     39,902
                                               ------------      ------------     -------------     ---------------    ------------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs             18,576                 -                47               (303)          18,320
       Cost of sales                                  9,721             2,302                15             (1,071)          10,967
       General and administrative                     5,014                58                49                  -            5,121
       Depreciation and amortization                  4,058             1,593                 7                  -            5,658
                                               ------------      ------------     -------------     ---------------    ------------

            Total operating costs and
               expenses                              37,369             3,953               118             (1,374)          40,066
                                               ------------      ------------     -------------     ---------------    ------------

           Income (loss) from operations             (2,376)            2,162                50                  -             (164)
                                               ------------      ------------     -------------     ---------------    ------------

    INTEREST EXPENSE AND
      OTHER, net                                     (4,466)             (141)                -                  -           (4,607)
                                               ------------      ------------     -------------     ---------------    ------------

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                (6,842)            2,021                50                  -           (4,771)

    PROVISION FOR INCOME TAXES                           (8)                -                 -                  -               (8)
                                               ------------      ------------     -------------     ---------------    ------------

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (6,850)            2,021                50                  -           (4,779)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                       -                 -                 -                 (3)              (3)
                                               ------------      ------------     -------------     ---------------    ------------

    NET (LOSS) INCOME                          $     (6,850)     $      2,021     $          50     $            (3)   $     (4,782)
                                               ============      ============     =============     ===============    =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                     Parent          Guarantor      Non-Guarantor
                                                     Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                     -------       ------------     -------------      ------------     ------------





    NET CASH PROVIDED BY (USED IN)  OPERATING
       ACTIVITIES                                 $    (2,781)      $    1,049       $        89       $          -      $   (1,643)
                                                  -----------       ----------       -----------       -------------     -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net                                        (1,080)            (112)                -                  -          (1,192)
                                                  -----------       ----------       -----------       -------------     -----------

               Net cash used in investing
                 activities                            (1,080)            (112)                -                  -          (1,192)
                                                  -----------       ----------       -----------       -------------     -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Reduction of long-term debt and
            capital lease obligations                    (358)            (100)                -                  -            (458)
          Payment of debt financing fees                  (11)               -                 -                  -             (11)
          Reduction in preferred stock                      -           (1,070)                -                  -          (1,070)
                                                  -----------       ----------       -----------       -------------     -----------

                Net cash used in financing
                   activities                            (369)          (1,170)                -                  -          (1,539)
                                                  -----------       ----------       -----------       -------------     -----------


    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                     (4,230)            (233)               89                  -          (4,374)
    CASH AND CASH EQUIVALENTS, beginning of
       the period                                       3,886              792               241                  -           4,919
                                                  -----------       ----------       -----------       -------------     -----------

    CASH AND CASH EQUIVALENTS, end of the
       period                                     $      (344)      $      559       $       330       $          -      $      545
                                                  ===========       ==========       ===========       =============     ===========



               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                     Parent          Guarantor      Non-Guarantor
                                                     Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                     -------       ------------     -------------      ------------     ------------



                    ASSETS
                    ------

    CURRENT ASSETS:
       Cash and cash equivalents                 $    3,886       $       792       $       241       $          -       $    4,919
       Accounts receivable, net                       2,151             2,131                13                  -            4,295
       Amounts due from franchisees and
          licensees, net                              1,314             2,394                 -                  -            3,708
       Inventories                                    4,009               968                 -                  -            4,977
       Other current assets and amounts due
          from (to) affiliates, net                  22,236           (18,898)             (642)                 -            2,696
                                                 ----------       -----------       -----------       ------------       -----------

            Total current assets                     33,596           (12,613)             (388)                 -           20,595

    PROPERTY AND EQUIPMENT, net                      26,481             2,033               151                  -           28,665
    INTANGIBLES, net                                 74,301            81,769               289                  -          156,359
    INVESTMENT IN SUBSIDIARIES                       65,468                 -                 -            (65,468)              -
    OTHER ASSETS                                      2,714               134               (57)                 -            2,791
                                                 ----------       -----------       -----------       ------------       -----------

                                                 $  202,560       $    71,323       $        (5)      $    (65,468)      $  208,410
                                                 ==========       ===========       ===========       ============       ===========


LIABILITIES AND STOCKHOLDER'S
-----------------------------
  EQUITY (DEFICIT)
  ----------------

CURRENT LIABILITIES:
    Current portion of long-term debt and
       capital lease obligations                 $    1,377       $       246       $         -       $          -       $    1,623
    Accounts payable                                  8,823             1,676                15                  -           10,514
    Accrued liabilities                              11,134             1,000               110                  -           12,244
                                                 ----------       -----------       -----------       ------------       -----------

            Total current liabilities                21,334             2,922               125                  -           24,381

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion             144,582               280                 -                  -          144,862

STORE CLOSURE RESERVE, net of current portion         3,529                 -                 -                  -            3,529
MANDATORILY REDEEMABLE CUMULATIVE PREFERRED
 STOCK                                                    -             1,070                 -                  -            1,070
MINORITY INTEREST                                                                                              111              111
STOCKHOLDER'S EQUITY (DEFICIT)                       33,115            67,051              (130)           (65,579)          34,457
                                                 ----------       -----------       -----------       ------------       -----------

                                                 $  202,560       $    71,323       $        (5)      $    (65,468)      $  208,410
                                                 ==========       ===========       ===========       ============       ===========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 3, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                   Parent          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                   -------       ------------     -------------      ------------     ------------

    NET REVENUES                                 $   38,257       $     6,635       $        59       $       (959)      $   43,992
                                                 ----------       -----------       -----------       ------------       -----------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs             21,632                 -                83               (322)          21,393
       Food cost of sales                             9,330             3,217                21               (637)          11,931
       General and administrative                     5,270                54                 -                 -             5,324
       Depreciation and amortization                  3,745             1,651                 -                 -             5,396
                                                 ----------       -----------       -----------       ------------       -----------

            Total operating costs and
               expenses                              39,977             4,922               104               (959)          44,044
                                                 ----------       -----------       -----------       ------------       -----------

            (Loss) income from operations            (1,720)            1,713               (45)                 -              (52)

    INTEREST EXPENSE AND
      OTHER, net                                     (4,379)              (27)                -                  -           (4,406)
                                                 ----------       -----------       -----------       ------------       -----------

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                (6,099)            1,686               (45)                 -           (4,458)

    PROVISION FOR INCOME TAXES                         (104)                -                 -                  -             (104)
                                                 ----------       -----------       -----------       ------------       -----------

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (6,203)            1,686               (45)                 -           (4,562)


    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES
                                                          -              (111)                -                  -             (111)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                   1,500                 -                 -             (1,501)              (1)
                                                 ----------       -----------       -----------       ------------       -----------


    NET (LOSS) INCOME                            $   (4,703)       $    1,575       $       (45)      $     (1,501)      $   (4,674)
                                                 ==========       ===========       ===========       ============       ===========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 3, 1999
                                   (Unaudited)
                             (dollars in thousands)

                                                   Parent          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                   -------       ------------     -------------      ------------       ------------



    NET CASH (USED IN) PROVIDED BY  OPERATING
       ACTIVITIES                                $   19,701       $    (6,261)      $       (23)      $       -          $   13,417
                                                 ----------       -----------       -----------       ------------       -----------


    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash paid for acquisitions                (97)               -                -                 -                 (97)
          Purchase of property and
            equipment, net                           (1,282)               -                -                 -              (1,282)
                                                 ----------       -----------       -----------       ------------       -----------

               Net cash used in investing
                 activities                          (1,379)               -                -                 -              (1,379)
                                                 ----------       -----------       -----------       ------------       -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of debt financing costs              (800)               -                -                 -                (800)
          Reduction of long-term debt and
            capital lease obligations                (4,588)             (888)              -                 -              (5,476)
          Reduction in preferred stock                    -               (21)              -                 -                 (21)
                                                 ----------       -----------       -----------       ------------       -----------

                Net cash used in financing
                   activities                        (5,388)             (909)              -                 -              (6,297)
                                                 ----------       -----------       -----------       ------------       -----------

    NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                   12,934            (7,170)              (23)              -               5,741
    CASH AND CASH EQUIVALENTS, beginning of
       period                                         3,539             1,134                78               -               4,751
                                                 ----------       -----------       -----------       ------------       -----------

    CASH AND CASH EQUIVALENTS, end of period     $   16,473       $    (6,036)      $        55       $       -          $   10,492
                                                 ==========       ===========       ===========       ============       ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

         Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of April 1, 2000, Mrs. Fields owned and operated 127 Mrs. Fields Cookies stores, 91 Original Cookie Company stores, 92 Great American Cookies stores, 51 Hot Sam Pretzels stores, 81 Pretzel Time stores and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 852 stores in the United States and 128 stores in several other countries. As of April 1, 2000, Mrs. Fields owned and operated 421 continuing stores and 25 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

         Mrs. Fields' business follows seasonal trends and is also affected by climate and weather conditions. Because Mrs. Fields' stores are heavily concentrated in shopping malls, Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Mrs. Fields experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

         All dollar amounts presented herein are stated in thousands.

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields for the 13 weeks ended April 1, 2000 and the 13 weeks ended April 3, 1999. As supplemental information, the table also segregates the statement of operations data into a continuing stores and stores in the process of being closed or franchised format.


                                                                                                               % CHG
                                                                                                                FROM
                                                                                For the 13 Weeks Ended        1999 TO
                                                                             April 1,2000   APRIL 3,1999        2000
                                                                             ------------   ------------      -------
                                                                                  (Dollars in thousands)

Statement of Operations Data:

Revenues:
     Net store and food sales..........                                    $    33,796      $    37,129           (9.0)%
     Franchising, net..................                                          5,946            6,416           (7.3)
     Licensing, net....................                                            160              447          (64.2)
                                                                           -----------      -----------
       Total revenues..................                                         39,902           43,992           (9.3)
                                                                           -----------      -----------

Operating Costs and Expenses:
     Selling and store occupancy costs.                                         18,320           21,393          (14.4)
     Cost of sales.....................                                         10,967           11,931           (8.1)
     General and administrative........                                          5,121            5,324           (3.8)
     Depreciation and amortization                                               5,658            5,396            4.9
                                                                           -----------      -----------
       Total operating costs and expenses                                       40,066           44,044           (9.0)
                                                                           -----------      -----------


Other Income (Expense):
     Interest expense..................                                         (4,598)          (4,337)           6.0
     Interest income...................                                             23               38          (39.5)
     Other expenses, net...............                                            (43)            (323)         (86.7)
                                                                           -----------      -----------
       Total other expense, net                                                 (4,618)          (4,622)           (.1)
                                                                           -----------      -----------
       Net loss........................                                    $    (4,782)     $    (4,674)           2.3%
                                                                           ===========      ===========



                                                                                                               % CHG
                                                                                                                FROM
                                                                                For the 13 Weeks Ended        1999 TO
                                                                              April 1,2000 April 3,1999         2000
                                                                              ------------ ------------       -------
                                                                                  (Dollars in thousands)
Supplemental Information
------------------------
Continuing stores:
    Net store and food sales...........                                    $    30,964      $    32,601          (5.0)%
                                                                           -----------      -----------
    Operating costs and expenses:
      Selling and store occupancy costs                                         16,302           17,772          (8.3)
      Cost of sales....................                                          7,780            8,311          (6.4)
      Depreciation and amortization....                                          2,031            1,970            3.1
                                                                           -----------      -----------

       Total operating costs and
         expenses......................                                         26,113           28,053          (6.9)
                                                                           -----------      -----------

       Continuing stores contribution..                                    $     4,851      $     4,548            6.7%
                                                                           ===========      ===========

Stores in the process of being closed
  or franchised:
    Net store and food sales...........                                    $     2,832      $     4,528         (37.5)%
                                                                           -----------      -----------

    Operating costs and expenses:
    Selling and store occupancy costs..                                          2,018            3,621          (44.3)
    Cost of sales......................                                            885            1,424          (37.9)
    Depreciation and amortization......                                            152              101           50.5
                                                                           -----------      -----------

       Total operating costs and
        expenses.......................                                          3,055            5,146          (40.6)
                                                                           -----------      -----------

        Stores in the process of being
         closed or franchised                                              $      (223)     $      (618)        (63.9)%
        contribution                                                       ===========      ===========


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

13 Weeks Ended April 1, 2000 Compared to the 13 Weeks Ended April 3, 1999

         As of April 1, 2000, there were 446 Company-owned stores and 980 franchised or licensed stores in operation. The store activity for the 13 weeks ended April 1, 2000 and April 3, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity         April 1, 2000          April 3, 1999
                                                                    --------------         -------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                 --------  -----------  --------  -----------

       Stores open as of the beginning of the 13 weeks ended        462         981         566        972
         Stores opened (including relocations)                        3          35           6         31
         Stores closed (including relocations)                      (13)        (41)        (16)       (19)
         Stores sold to franchisees                                  (3)          3          (3)         3
         Non-continuing (exit plan) stores closed (September
         18, 1996 forward)                                           (1)          -         (33)         -
         Non-continuing (exit plan) stores franchised
         (September 18, 1996 forward)                                (3)          3          (6)         6

         Stores acquired from franchisees                             1          (1)          2         (2)
                                                                    ---         ---         ---        ---

       Stores open as of the end of the 13 weeks ended              446         980         516        991
                                                                    ===         ===         ===        ===


Revenues

         Net Store and Food Sales.  Total net store sales decreased  $3,333,  or
9.0 percent, from $37,129 to $33,796 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. For stores that had been open one year or more, mall store sales decreased 1.5 percent when compared to the same period in the prior year. The decrease is primarily due to the Easter holiday not occurring until the second quarter in fiscal 2000, and the continued decline of non-core brands.

         Net store sales from continuing stores, including sales of our mail order facility, decreased $1,637, or 5.0 percent, from $32,601 to $30,964 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in net store sales from continuing stores was primarily attributable to the Easter holiday not occurring until the second quarter in fiscal 2000, and the continued decline of non-core brands. Mail order sales increased $1,237 or 112.4 percent for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets, that had been previously marketed by an outside licensee.

         Net store sales from stores in the process of being closed or franchised decreased $1,696, or 37.5 percent, from $4,528 to $2,832 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease resulted from closing 49 stores and franchising 34 stores since the first quarter of 1999.

         Franchising Revenues. Franchising revenues decreased $470, or 7.3 percent, from $6,416 to $5,946 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. Franchising revenues were negatively impacted by the Easter holiday not occurring until the second quarter in fiscal 2000. Also, sales of cookie dough to our Great American franchisees decreased during the 13 weeks ended April 1, 2000, compared to the 13 weeks ended April 3, 1999.

         Licensing Revenues. Licensing revenues decreased $287, or 64.2 percent, from $447 to $160 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in licensing revenues for the 13 weeks ended April 1, 2000 was primarily attributable to no new agreements signed in the first quarter of 2000.

Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $3,073 or 14.4 percent, from $21,393 to $18,320 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

         Selling and store occupancy costs for continuing stores decreased by $1,470, or 8.3 percent, from $17,772 to $16,302 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. These decreases were primarily attributable to fewer company owned stores and cost cutting efforts. Selling and store occupancy costs as a percentage of sales decreased from 54.5 percent in 1999 to 52.7 percent in 2000.

         Selling and store occupancy costs for stores in the process of being closed or franchised decreased $1,603, or 44.3 percent, from $3,621 to $2,018 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease was primarily the result of closing 49 stores and franchising 34 stores since the first quarter of 1999.

         Cost of Sales. Total food cost of sales decreased $964, or 8.1 percent, from $11,931 to $10,967 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

         Food cost of sales for continuing stores decreased $531, or 6.4 percent, from $8,311 to $7,780 for the 13 weeks ended April 1, 2000, compared to the 13 weeks ended April 3, 1999. As a percentage of sales, food costs for continuing stores decreased from 25.5 percent for the 13 weeks ended April 3, 1999 to 25.1 percent for the 13 weeks ended April 1, 2000. This decrease was primarily the result of favorable raw material prices and increased sales prices in selected markets.

         Food cost of sales for stores in the process of being closed or franchised decreased $539, or 37.9 percent, from $1,424 to $885 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease is primarily the result of closing 49 stores and franchising 34 stores since the first quarter of 1999.

         General and Administrative Expenses. General and administrative expenses decreased $203, or 3.8 percent, from $5,324 to $5,121 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in general and administrative expenses was primarily attributable to lower expenditures on marketing costs.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $262, or 4.9 percent, from $5,396 to $5,658 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

         Depreciation and amortization expense for continuing stores increased $61, or 3.1 percent, from $1,970 to $2,031 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This increase in depreciation and amortization expense was primarily attributable to the factors mentioned above.

         Other Income (Expense). Other income (expense) for the 13 weeks ended April 1, 2000 was comparable to other income (expense) for the 13 weeks ended April 3, 1999.

         Net Loss. The net loss increased by $108, or 2.3 percent, from $4,674 to $4,782 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999 due to the combination of factors described above.

         Contribution from Continuing Stores. Contribution from continuing stores increased by $303, or 6.7 percent, from $4,548 to $4,851 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

         Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $395, or 63.9 percent, from a loss of $618 to a loss of $223, for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease was primarily the result of losses incurred by stores closed in 1999 and not recurring in 2000. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a more detailed analysis of Mrs. Fields store closure reserve.


Liquidity and Capital Resources

         General

         Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of April 1, 2000, Mrs. Fields had $545 of cash and cash equivalents on hand and $8,282 additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the June 1, 2000 interest payment. Based on current operations, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels.

         April 1, 2000 Compared to January 1, 2000

         As of April 1, 2000, Mrs. Fields had liquid assets (cash and cash equivalents and receivables) of $8,702, a decrease of 32.7 percent, or $4,220, from January 1, 2000 when liquid assets were $12,922. Cash decreased $4,374, or
88.9 percent, to $545 at April 1, 2000 from $4,919 at January 1, 2000. Cash decreased primarily from the retirement of the Preferred stock of Pretzel Time, the purchase of capital assets with cash rather than using capital lease financing, and the payment of expenses incurred in December 1999, but not due until January 2000. Total receivables at April 1, 2000 were comparable to the balance at January 1, 2000.

         Mrs. Fields' working capital decreased by $1,021, or 27.0 percent, to a negative $4,807 at April 1, 2000 from a negative $3,786 at January 1,2000. This decrease is due primarily to the decrease in cash.

         Long-term assets decreased $5,444 or 2.9 percent to $182,371, at April 1, 2000 from $187,815 at January 1, 2000. This decrease was primarily the result of scheduled depreciation and amortization of fixed assets, goodwill and deferred loan costs.

         Mrs. Fields' operating activities used cash of $1,643 for the 13 weeks ended April 1, 2000, primarily for the payment of expenses incurred in December 1999, but not paid until January.

         Mrs. Fields utilized $1,192 of cash in investing activities during the 13 weeks ended April 1, 2000, primarily for capital expenditures relating to store remodels and renovations.

         Mrs. Fields utilized $1,539 of cash in financing activities during the 13 weeks ended April 1, 2000, primarily for the payment of debt related to acquisitions. During the current quarter, the Preferred stock of Pretzel Time was redeemed in full.

         The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 13 weeks ended April 1, 2000 and April 3, 1999, Mrs. Fields expended $1,192 and $1,282, respectively, for capital assets and expects to expend a total of approximately $9,000 in 2000. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.


Inflation

         The impact of inflation on the earnings of the business has not been significant in recent years. Most of Mrs. Fields' leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States, which minimizes fluctuations in operating income) and many of Mrs. Fields' employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.


Forward-looking Information

         This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o Our ability to continue integrating the businesses of companies acquired with Mrs. Fields and to realize the expected ongoing benefits and cost savings from our acquisitions;

o        Our ability to meet our debt and interest obligations,
o        Performance by franchisees and licensees;
o Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
o        Changes  in  consumer   preferences   and  our  ability  to  adequately
         anticipate such changes;
o        The seasonal nature of our operations;
o        Changes in general economic and business conditions;
o Actions by competitors, including new product offerings and marketing and promotional successes;
o Claims which might be made against Mrs. Fields, including product liability claims;
o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
o        Changes in our  relationships  with our franchisees and licensees and
o        Changes in mall customer traffic

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





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                         May 16, 2000
-------------------------------------      ------------
Larry A. Hodges, President & CEO Date


/s/Mark S. Tanner                          May 16, 2000
---------------------------------------    ------------
Mark S. Tanner, Chief Financial Officer         Date
   (Principal Accounting Officer)