Form 10-Q
period 2000-07-01
FIELDS MRS ORIGINAL COOKIES INC
filed 2000-08-15
CIK 1043482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     July 1, 2000

                                       or

[    ]   Transition  Report  Pursuant  to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
                       -----------------------------------
               (Exact name of registrant specified in its charter)

          DELAWARE                                      87-0552899
---------------------------------               --------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
       Salt Lake City, Utah                              84121-7050
----------------------------------------          ------------------------------
(Address of principal executive offices)                 (Zip code)


                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X yes        no

The registrant had 400 shares of common stock, $0.01 par value, outstanding at August 15, 2000.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of July 1, 2000 and January 1, 2000.....................  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
           Ended July 1, 2000 and July 3, 1999............................................................  5

         Condensed Consolidated Statements of Operations for the 26 Weeks
           Ended July 1, 2000 and July 3, 1999............................................................  6

         Condensed Consolidated Statements of Cash Flows for the 26 Weeks
           Ended July 1, 2000 and July 3, 1999............................................................  7

         Notes to Condensed Consolidated Financial Statements.............................................  8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 24

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................... 30

Item 6.   Exhibits and Reports on Form 8-K................................................................ 30

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)

                                     ASSETS


                                                                                         July 1,             January 1,
                                                                                          2000                  2000
                                                                                         -------             ----------

CURRENT ASSETS:
    Cash and cash equivalents                                                         $     1,775             $   4,919
    Accounts receivable, net of allowance for doubtful accounts of $230 and $111,
       respectively                                                                         3,823                 4,295
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $700 and $821, respectively                                              3,838                 3,708
    Inventories                                                                             4,701                 4,977
    Prepaid rent and other                                                                  2,110                 1,336
    Deferred income tax assets, current portion                                             1,360                 1,360
                                                                                      -----------             ---------

                Total current assets                                                       17,607                20,595
                                                                                      -----------             ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 29,018                26,698
    Equipment and fixtures                                                                 22,666                22,540
    Land                                                                                      240                   240
                                                                                      -----------             ---------
                                                                                           51,924                49,478
    Less accumulated depreciation and amortization                                        (26,171)              (20,813)
                                                                                      -----------             ---------

                Net property and equipment                                                 25,753                28,665
                                                                                      -----------             ---------

DEFERRED INCOME TAX ASSETS, net of current portion                                          2,154                 2,139
                                                                                      -----------             ---------

GOODWILL, net of accumulated amortization of $25,994 and $21,156,
    respectively                                                                          126,185               132,479
                                                                                      -----------             ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $4,276 and $3,700, respectively                                        12,486                13,062
                                                                                      -----------             ---------

DEFERRED LOAN COSTS, net of accumulated amortization of $5,426 and
    $4,052, respectively                                                                    9,694                10,818
                                                                                      -----------             ---------

OTHER ASSETS                                                                                  688                   652
                                                                                      -----------             ---------

                                                                                      $   194,567             $ 208,410
                                                                                      ===========             =========




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                         July 1,             January 1,
                                                                                          2000                  2000
                                                                                         -------             ----------

CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $       695             $     781
    Current portion of capital lease obligations                                              952                   842
    Line of credit                                                                          3,550                     -
    Accounts payable                                                                        8,369                10,514
    Accrued liabilities                                                                     2,112                 2,851
    Current portion of store closure reserve                                                3,016                 3,665
    Accrued salaries, wages and benefits                                                    3,107                 3,180
    Accrued interest payable                                                                1,181                 1,288
    Sales taxes payable                                                                       745                 1,128
    Deferred credits                                                                          112                   132
                                                                                      -----------             ---------

              Total current liabilities                                                    23,839                24,381

LONG-TERM DEBT, net of current portion                                                    141,469               141,755

STORE CLOSURE RESERVE, net of current portion                                               2,853                 3,529

CAPITAL LEASE OBLIGATIONS, net of current portion                                           2,729                 3,107
                                                                                      -----------             ---------

              Total liabilities                                                           170,890               172,772
                                                                                      -----------             ---------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED
    STOCK of PTI (a wholly owned subsidiary), aggregate liquidation
    preference of $1,070 at January 1, 2000                                                     -                 1,070
                                                                                      -----------             ---------

MINORITY INTEREST                                                                             126                   111
                                                                                      -----------             ---------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                              -                     -
    Additional paid-in capital                                                             61,899                61,899
    Accumulated deficit                                                                   (38,273)              (27,442)
    Cumulative foreign currency translation adjustment                                        (75)                    -
                                                                                      -----------             ---------

              Total stockholder's equity                                                   23,551                34,457
                                                                                      -----------             ---------

                                                                                      $   194,567             $ 208,410
                                                                                      ===========             =========



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                             (dollars in thousands)


                                                                             13 Weeks Ended         13 Weeks Ended
                                                                              July 1, 2000           July 3, 1999
                                                                              ------------           ------------

REVENUES:
    Net store and food sales                                                     $ 32,639                $ 34,786
    Franchising                                                                     6,097                   5,146
    Management fee                                                                  1,333                       -
    Licensing                                                                         201                     241
                                                                                 --------                --------

       Total revenues                                                              40,270                  40,173
                                                                                ---------                --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              18,387                  19,725
    Cost of sales                                                                  11,034                   9,925
    General and administrative                                                      6,339                   5,549
    Store closure benefit                                                            (200)                      -
    Depreciation and amortization                                                   6,331                   5,867
                                                                                 --------                --------

       Total operating costs and expenses                                          41,891                  41,066
                                                                                 --------                --------

          Loss from operations                                                     (1,621)                   (893)
                                                                                 --------                --------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (4,528)                 (4,349)
    Interest income                                                                    22                      40
    Other, net                                                                         97                      (3)
                                                                                 --------                --------

       Total other expense, net                                                    (4,409)                 (4,312)
                                                                                 --------                --------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (6,030)                 (5,205)

PROVISION FOR INCOME TAXES                                                             (7)                   (106)
                                                                                 --------                --------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (6,037)                 (5,311)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                        -                    (111)

MINORITY INTEREST                                                                     (12)                     (3)
                                                                                 --------                --------

          Net loss                                                               $ (6,049)               $ (5,425)
                                                                                 ========                ========

COMPREHENSIVE LOSS:
    Net loss                                                                     $ (6,049)               $ (5,425)
    Foreign currency translation adjustments                                          (75)                      -
                                                                                 --------                --------
    Comprehensive loss                                                           $ (6,124)               $ (5,425)
                                                                                 ========                ========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (dollars in thousands)



                                                                             26 Weeks Ended         26 Weeks Ended
                                                                              July 1, 2000           July 3, 1999
                                                                              ------------           ------------

REVENUES:
    Net store and food sales                                                     $ 66,435                $ 71,915
    Franchising                                                                    12,043                  11,562
    Management fee                                                                  1,333                       -
    Licensing                                                                         361                     688
                                                                                 --------                --------

       Total revenues                                                              80,172                  84,165
                                                                                 --------                --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              36,707                  41,118
    Cost of sales                                                                  22,001                  21,856
    General and administrative                                                     11,460                  10,873
    Store closure benefit                                                            (200)                      -
    Depreciation and amortization                                                  11,989                  11,263
                                                                                 --------                --------

       Total operating costs and expenses                                          81,957                  85,110
                                                                                 --------                --------

          Loss from operations                                                     (1,785)                   (945)
                                                                                 --------                --------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (9,126)                 (8,686)
    Interest income                                                                    45                      78
    Other, net                                                                         65                    (110)
                                                                                 --------                --------

       Total other expense, net                                                    (9,016)                 (8,718)
                                                                                 --------                --------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                             (10,801)                 (9,663)

PROVISION FOR INCOME TAXES                                                            (15)                   (210)
                                                                                 --------                --------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                  (10,816)                 (9,873)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF
    SUBSIDIARIES                                                                        -                    (222)

MINORITY INTEREST                                                                     (15)                     (4)
                                                                                 --------                --------

          Net loss                                                               $(10,831)               $(10,099)
                                                                                 ========                ========

COMPREHENSIVE LOSS:
    Net loss                                                                     $(10,831)               $(10,099)
    Foreign currency translation adjustments                                          (75)                      -
                                                                                 --------                --------
    Comprehensive loss                                                           $(10,906)               $(10,099)
                                                                                 ========                ========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)


                                                                                    26 Weeks Ended         26 Weeks Ended
                                                                                     July 1, 2000           July 3, 1999
                                                                                     ------------           ------------

Decrease in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $(10,831)             $(10,099)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                    11,989                11,263
         Amortization of deferred loan costs and accretion on loan discount                1,416                 1,021
         Loss on sale of assets                                                              511                   117
         Preferred stock accretion and dividends of subsidiaries                               -                   222
         Minority interest                                                                    15                     4
         Changes in assets and liabilities:
               Accounts receivable, net                                                      472                 1,638
               Amounts due from franchisees and licensees, net                              (130)                1,195
               Inventories                                                                   276                   590
               Prepaid rent and other                                                       (774)                  149
               Other assets                                                                  (36)                  918
               Accounts payable and accrued liabilities                                   (2,884)               (1,006)
               Bank overdraft                                                                  -                (1,231)
               Store closure reserve                                                      (1,325)               (1,311)
               Accrued salaries, wages and benefits                                          (73)                  (90)
               Accrued interest payable                                                     (107)                   38
               Sales taxes payable                                                          (383)                 (584)
               Deferred credits                                                              (35)                 (126)
                                                                                        --------              --------
                  Net cash (used in) provided by operating activities                     (1,899)                2,708
                                                                                        --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                     -                  (100)
    Purchase of property and equipment                                                    (2,529)               (2,604)
                                                                                        --------              --------
                  Net cash used in investing activities                                   (2,529)               (2,704)
                                                                                        --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                             (414)               (5,340)
    Payment of debt financing costs                                                         (250)               (1,155)
    Borrowings under line of credit                                                        3,550                 7,000
    Principal payments on capital lease obligations                                         (457)                 (572)
    Reduction in preferred stock                                                          (1,070)                  (43)
                                                                                        --------              --------
                  Net cash provided by (used in) financing activities                      1,359                  (110)
                                                                                        --------              --------
    Effect of foreign exchange rates                                                         (75)                    -
                                                                                        --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (3,144)                 (106)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       4,919                 4,751
                                                                                        --------              --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $  1,775              $  4,645
                                                                                        ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                             $  7,817              $  7,588
                                                                                        ========              ========
     Cash paid for income taxes                                                         $    124              $    164
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)



(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of July 1, 2000 and January 1, 2000, and the results of its operations and its cash flows for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 contained in Mrs. Fields' Annual Report on Form 10-K.

     The results of operations for the 13 and 26 weeks ended July 1, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded. All dollar amounts presented are stated in thousands.


(2)  RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform with the current periods' presentation.


(3)   STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES
      ------------------------------------------------------------

     Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, Mrs. Fields' accrues the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses have been accrued. The classification of some stores to be closed or franchised may be changed and the store removed from the exit plan if that store's operations change positively, or if the Company is unable to negotiate a settlement with the landlord. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields reduces the reserve to zero and goodwill is adjusted for the corresponding amount. Any excess reserve that was not established as part of purchase accounting is adjusted through the income statement.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended July 1, 2000 and July 3, 1999:


                                 Mrs. Fields Inc. and
                                  Original  Cookie             H & M              Pretzel  Time               Great American
                                 --------------------   ----------------------- -----------------------  ---------------------------
                               Business     Company-     Business   Company -    Business     Company-      Business     Company-
                               Combination   Owned     Combination   Owned      Combination   Owned      Combination     Owned
                                 and        Stores        and       Stores         and        Stores        and         Stores
                               Subsequent Unrelated to Subsequent  Unrelated to Subsequent  Unrelated to  Subsequent   Unreleated to
                              Adjustments Acquisition  Adjustments Acquisition  Adjustments Acquisition   Adjustments  Acquisition
                              ----------- ------------ ----------- ------------ ----------- ------------  -----------  -------------



Balance, January 1, 2000        $1,614     $1,581         $536       $294         $109         $  86        $1,674         $545
Reversal during the 26
weeks ended July 1, 2000             -         -            -          -            -             -             -            -

Utilization for the 26
weeks ended July 1, 2000          (218)      (312)         (57)      (120)         (22)            -          (233)        (130)
                                ------     ------         ----       ----         ----         -----        ------         ----

Balance, July 1, 2000           $1,396     $1,269         $479       $174         $ 87         $  86        $1,441         $415
                                ======     ======         ====       ====         ====         =====        ======         ====

Balance, January 2, 1999        $3,728     $4,674         $981       $367         $493         $ 264        $3,399         $305

Utilization for the 26 weeks
ended July 3, 1999                (813)      (504)           -        (43)           -           (67)         (288)           -
                                ------     ------         ----       ----         ----         -----        ------         ----

Balance, July 3, 1999           $2,915     $4,170         $981       $324         $493         $197         $3,111         $305
                                ======     ======         ====       ====         ====         =====        ======         ====


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended July 1, 2000 and July 3, 1999:




                                        Pretzelmaker                        Consolidated
                                   -----------------------  ------------------------------------------
                                                              Total        Total               Total
                                   Business     Company-      Business     Company-          Business
                                  Combination   Owned      Combination     Owned          Combinations
                                      and        Stores        and         Stores             and
                                   Subsequent  Unrelated to  Subsequent   Unreleated to     Company
                                   Adjustments Acquisition   Adjustments  Acquisition     Owned Stores
                                   ----------- ------------  -----------  -------------   -------------


Balance, January 1, 2000              $105       $650         $4,038       $3,156           $  7,194

Reversal during the 26
weeks ended July 1, 2000                 -       (200)             -         (200)               (200)

Utilization for the 26
weeks ended July 1, 2000               (16)       (17)          (546)        (579)            (1,125)
                                      ----       ----         ------       ------           --------

Balance, July 1, 2000                 $ 89       $433         $3,492       $2,377           $  5,869
                                      ====       ====         ======       ======           ========

Balance, January 2, 1999              $500       $  -         $9,101       $5,610           $ 14,711

Utilization for the 26 weeks
ended July 3, 1999                       -          -         (1,101)        (614)            (1,715)
                                      ----       ----         ------       ------           --------

Balance, July 3, 1999                 $500       $  -         $8,000       $4,996           $ 12,996
                                      ====       ====         ======       ======           ========

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 26 weeks ended July 1, 2000 and July 3, 1999. This table does not include a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified in connection with a business combination.


                                             Mrs. Fields Inc.
                                                  and
                                            Original Cookie                H&M           Pretzel Time
                                            -------------------  -----------------   -----------------
                                             To Be      To Be     To Be     To Be    To Be     To Be
                                            Closed   Franchised  Closed  Franchised  Closed Franchised
                                            ------   ----------  ------  ----------  ------ ----------


Balance, January 1, 2000                       -         14          -         -        -          -

Stores closed, franchised or removed
for the 26 weeks ended July 1, 2000            -        (11)         -         -        -          -
                                             ---        ---         --        --       --         --

Balance, July 1, 2000                          -          3          -         -        -          -
                                             ===        ===         ==        ==       ==         ==

Balance, January 2, 1999                      23         36          6         7        3          -

Stores closed, franchised, or removed for
the 26 weeks ended July 3, 1999              (13)       (13)        (4)       (4)      (3)         -
                                             ---        ---         --        --       --         --

Balance, July 3, 1999                         10         23          2         3        -          -
                                             ===        ===         ==        ==       ==         ==


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 26 weeks ended July 1, 2000 and July 3, 1999. This table does not include a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified in connection with a business combination.






                                                              Great American         Pretzelmaker     Consolidated
                                                            ------------------- ------------------  ----------------
                                                             To Be     To Be     To Be    To Be     To Be    To Be
                                                            Closed   Franchised Closed  Franchised Closed Franchised
                                                            ------   ---------- ------- ---------- ------ ----------

Balance, January 1, 2000                                       6          1         -        -        6       15

Stores closed, franchised or removed
for the 26 weeks ended July 1, 2000                           (2)        (1)        -        -       (2)     (12)
                                                             ---         --        --       --      ---      ---

Balance, July 1, 2000                                          4          -         -        -        4        3
                                                             ===         ==        ==       ==      ===      ===

Balance, January 2, 1999                                      43         11         7        -       82       54

Stores closed, franchised, or removed for
the 26 weeks ended July 3, 1999                              (21)        (1)       (4)       -      (45)     (18)
                                                             ---         --        --       --      ---      ---

Balance, July 3, 1999                                         22         10         3        -       37       36
                                                             ===         ==        ==       ==      ===      ===


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     The following table presents a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 26 weeks ended July 1, 2000, and July 3, 1999:


                                             Mrs. Fields Inc.
                                                  and
                                            Original Cookie                H&M           Pretzel Time
                                            -------------------  -----------------   -----------------
                                             To Be      To Be     To Be     To Be    To Be     To Be
                                            Closed   Franchised  Closed  Franchised  Closed Franchised
                                            ------   ----------  ------  ----------  ------ ----------


Balance, January 1, 2000                       3          4          -         -        -          1

Stores closed, franchised or removed
for the 26 weeks ended July 1, 2000           (1)        (2)         -         -        -         (1)
                                             ---        ---         --        --       --         --

Balance, July 1, 2000                          2          2          -         -        -          -
                                             ===        ===         ==        ==       ==         ==

Balance, January 2, 1999                      20         10          2         1        2          3

Stores closed, franchised, or removed for
the 26 weeks ended July 3, 1999              (19)        (4)        (2)        -       (1)        (2)
                                             ---        ---         --        --       --         --

Balance, July 3, 1999                          1          6          -         1        1          1
                                             ===        ===         ==        ==       ==         ==


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     The following table presents a summary of activity for stores Mrs. Fields intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 26 weeks ended July 1, 2000, and July 3, 1999:







                                                              Great American       Consolidated
                                                            -------------------  ----------------
                                                             To Be     To Be     To Be    To Be
                                                            Closed   Franchised Closed Franchised
                                                            ------   ---------- ------ ----------

Balance, January 1, 2000                                       -          -        3        5

Stores closed, franchised or removed
for the 26 weeks ended July 1, 2000                            -          -       (1)      (3)
                                                             ---         --      ---      ---

Balance, July 1, 2000                                          -          -        2        2
                                                             ===         ==      ===      ===

Balance, January 2, 1999                                       5          -       29       14

Stores closed, franchised, or removed for
the 26 weeks ended July 3, 1999                               (1)         -      (23)      (6)
                                                             ---         --      ---      ---

Balance, July 3, 1999                                          4          -        6        8
                                                             ===         ==      ===      ===


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 26 weeks ended July 1, 2000 and July 3, 1999 for stores to be closed and franchised:


                                                          Mrs. Fields,
                                                            Inc. and
                                                            Original                      Great
                                                           Cookie Co.       H&M         American     Pretzelmaker      Consolidated
                                                          ------------      ---         --------     ------------      ------------

Balance, January 1, 2000...........................          $  2,246     $  640        $  1,427         $   169          $ 4,482
Addition to impairment for the 26 weeks ended
   July 1, 2000 related to stores to be closed.....                42          -              89               -              131
Addition to impairment for the 26 weeks ended
   July 1, 2000 related to stores to be franchised.               129          5             251               -              385
Utilization for the 26 weeks ended July 1, 2000
   related to stores to be closed..................              (605)       (17)           (209)              -             (831)
Utilization for the 26 weeks ended July 1, 2000
   related to stores to be franchised..............               (40)       (85)              -               -             (125)
                                                             --------     ------        --------         -------          -------

Balance, July 1, 2000..............................          $  1,772     $  543        $  1,558         $   169          $ 4,042
                                                             ========     ======        ========         =======          =======

Balance, January 2, 1999...........................          $  3,844     $1,380        $  2,877         $   327          $ 8,428
Addition to impairment for the 26 weeks ended
   July 3, 1999 related to stores to be closed.....                25          -               -               -               25
Addition to impairment for the 26 weeks ended
   July 3, 1999 related to stores to be franchised.               362          -               -               -              362
Utilization for the 26 weeks ended July 3, 1999
   related to stores to be closed..................            (1,114)      (405)         (1,166)           (157)          (2,842)
Utilization for the 26 weeks ended July 3, 1999
   related to stores to be franchised..............              (665)      (335)             (5)              -           (1,005)
                                                             --------     ------        --------         -------          -------

Balance, July 3, 1999..............................          $  2,452     $  640        $  1,706         $   170          $ 4,968
                                                             ========     ======        ========         =======          =======

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



(4)  TCBY MANAGEMENT AGREEMENT
     -------------------------

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority shareholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. This acquisition (the "TCBY Transaction") was completed on June 1, 2000.

     In connection with the TCBY Transaction, on June 1, 2000, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly-owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee that will be paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the income statement. Mrs. Fields does not separate the costs incurred under the management agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity for managing TCBY is not reported as a separate segment.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY will share cost savings that may be obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields will be eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. The TCBY Transaction will also provide the opportunity for Mrs. Fields and its eligible franchisees to become TCBY franchisees and for eligible TCBY franchisees to become franchisees of Mrs. Fields or its subsidiaries.

     In connection with the TCBY Transaction, Mrs. Fields received a $300,000 acquisition advisory fee for its services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses totaling approximately $725,000 incurred by Mrs. Fields in connection with its performance of acquisition advisory services. Mrs. Fields will receive a fee of up to $1.5 million from TCBY when TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant. Mrs. Fields' management expects that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed any costs not fully reimbursed by the acquisition advisory fee and related reimbursement.


(5)   REPORTABLE SEGMENTS
      -------------------

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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization of assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table (in thousands).



                                                               Company-
                                                             Owned Stores,      Franchising
                                                        including Mail Order    and Licensing          Total
                                                             ------------       -------------          -----


13 weeks ended July 1, 2000
---------------------------
Segment revenues                                                $32,639             $ 6,298           $38,937
Contribution margin                                               5,659               3,857             9,516

13 weeks ended July 3, 1999
---------------------------
Segment revenues                                                 34,786               5,387            40,173
Contribution margin                                               7,403               3,120            10,523

26 weeks ended July 1, 2000
---------------------------
Segment revenues                                                 66,435              12,404            78,839
Contribution margin                                              12,386               7,745            20,131

26 weeks ended July 3, 1999
---------------------------
Segment revenues                                                 71,915              12,250            84,165
Contribution margin                                              13,404               7,787            21,191


     The reconciliation of contribution margin to net loss is as follows (in thousands):

                                         13 Weeks Ended     13 Weeks Ended     26 Weeks Ended     26 Weeks Ended
                                          July 1, 2000       July 3, 1999       July 1, 2000       July 3, 1999
                                         --------------     --------------     --------------     --------------


Contribution margin                          $  9,516            $  10,523         $ 20,131          $ 21,191
Management fee revenue                          1,333                    -            1,333                 -
General and
   administrative expense                      (6,339)              (5,549)         (11,460)          (10,873)
Store closure benefit                             200                    -              200                 -
Depreciation and amortization                  (6,331)              (5,867)         (11,989)          (11,263)
Interest expense                               (4,528)              (4,349)          (9,126)           (8,686)
Other income (expense), net                       100                 (183)              80              (468)
                                             --------            ---------         --------          --------

Net loss                                     $ (6,049)           $  (5,425)        $(10,831)         $(10,099)
                                             ========            =========         ========          ========


     Geographic segment information is as follows (in thousands):


                                       Domestic          International           Domestic        International       Domestic
                                      Company-Owned      Company-Owned       Franchising and      Franchising    Management Fee
                                         Stores             Stores             Licensing        and Licensing       Revenue
                                      -------------      -------------       ---------------    --------------   --------------


Total revenues
--------------
13 weeks ended July 1, 2000             $32,639             $  -               $  6,242              $  56           $1,333
13 weeks ended July 3, 1999              34,786                -                  5,276                111                -

26 weeks ended July 1, 2000              66,435                -                 12,267                137            1,333
26 weeks ended July 3, 1999              71,894               21                 12,050                200                -


             MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


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


(6)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      ----------------------------------------------------------

     Mrs. Fields' obligation related to its $140,000,000 aggregate principal amount of 10 1/8 percent Series A, B and C Senior Notes due 2004 is fully and unconditionally guaranteed (the "Guarantee") on a senior basis by four of Mrs. Fields' wholly owned subsidiaries. The Guarantee is a general unsecured obligation of The Mrs. Fields' Brand, Inc., Great American Cookies, Inc., Pretzel Time, Inc. and Pretzelmaker Holdings, Inc. (the "Guarantors"), ranks senior in right of payment to all subordinated indebtedness of the Guarantors and ranks equal in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on Mrs. Fields' ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the Non-guarantor Subsidiaries (which include Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, and Fairfield Foods, Inc. and three partially owned subsidiaries). Mrs. Fields has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)



                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------

ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                   $   1,387        $    (39)        $    427         $        -      $    1,775
       Accounts receivable, net                        3,515             295               13                  -           3,823
       Amounts due from franchisees and
          licensees, net                                 888           2,950                -                  -           3,838
       Inventories                                     3,529           1,169                3                  -           4,701
       Other current assets and amounts due
          from (to) affiliates, net                   13,958          (9,713)            (775)                 -
                                                   ---------        --------         --------         ----------      ----------

            Total current assets                      23,277          (5,338)            (332)                 -          17,607

    PROPERTY AND EQUIPMENT, net                       23,547           2,087              119                  -          25,753
    INTANGIBLES, net                                  70,950          77,201              214                  -         148,365
    INVESTMENT IN SUBSIDIARIES                        65,010               -                -            (65,010)              -
    OTHER ASSETS                                       2,658             184                -                  -           2,842
                                                   ---------        --------         --------         ----------      ----------

                                                   $ 185,442        $ 74,134         $      1         $  (65,010)     $  194,567
                                                   =========        ========         ========         ==========      ==========

LIABILITIES AND STOCKHOLDER'S
-----------------------------
  EQUITY (DEFICIT)
  ----------------

    CURRENT LIABILITIES:
       Current portion of long-term debt
         and capital lease obligations             $   1,647        $      -         $      -         $        -      $    1,647
       Current portion of store closure reserve        3,016               -                -                  -           3,016
       Accounts payable                                7,037           1,320               12                  -           8,369
       Accrued liabilities                             9,762           1,032               13                  -          10,807
                                                   ---------        --------         --------         ----------      ----------

            Total current liabilities                 21,462           2,352               25                  -          23,839

    LONG-TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS, net of current portion            143,828             370                -                  -         144,198

    STORE CLOSURE RESERVE, net of
       current portion                                 2,853               -                -                  -           2,853
    MINORITY INTEREST                                      -               -                -                126             126
    STOCKHOLDER'S EQUITY (DEFICIT)                    17,299          71,412              (24)           (65,136)         23,551
                                                   ---------        --------         --------         ----------      ----------

                                                   $ 185,442        $ 74,134         $      1         $  (65,010)     $  194,567
                                                   =========        ========         ========         ==========      ==========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 13 WEEKS ENDED JULY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------


    TOTAL REVENUES                                 $  35,221        $  6,165         $    110         $   (1,226)     $   40,270
                                                   ---------        --------         --------         ----------      ----------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs              18,595               -               57               (265)         18,387
       Cost of sales                                   9,626           2,357               12               (961)         11,034
       General and administrative                      6,508            (188)              19                  -           6,339
       Store closure benefit                            (200)              -                -                  -            (200)
       Depreciation and amortization                   4,782           1,548                1                  -           6,331
                                                   ---------        --------         --------         ----------      ----------

            Total operating costs and
               expenses                               39,311           3,717               89             (1,226)         41,891
                                                   ---------        --------         --------         ----------      ----------

            Income (loss) from operations             (4,090)          2,448               21                  -          (1,621)

    INTEREST EXPENSE AND
      OTHER, net                                      (4,305)           (104)               -                  -          (4,409)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before provision for
         income taxes and equity in net loss
         of consolidated subsidiaries                 (8,395)          2,344               21                  -          (6,030)

    PROVISION FOR INCOME TAXES                            (7)              -                -                  -              (7)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before equity in net
         loss of consolidated subsidiaries            (8,402)          2,344               21                  -          (6,037)


    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                        -               -                -                (12)            (12)
                                                   ---------        --------         --------         ----------      ----------

    NET (LOSS) INCOME                              $  (8,402)       $  2,344         $     21         $      (12)     $   (6,049)
                                                   =========        ========         ========         ==========      ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 26 WEEKS ENDED JULY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------



    TOTAL REVENUES                                 $  70,214        $ 12,280         $    278         $   (2,600)     $   80,172
                                                   ---------        --------         --------         ----------      ----------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs              37,171               -              104               (568)         36,707
       Cost of sales                                  19,347           4,659               27             (2,032)         22,001
       General and administrative                     11,522            (130)              68                  -          11,460
       Store closure benefit                            (200)              -                -                  -            (200)
       Depreciation and amortization                   8,840           3,141                8                  -          11,989
                                                   ---------        --------         --------         ----------      ----------

            Total operating costs and
               expenses                               76,680           7,670              207             (2,600)         81,957
                                                   ---------        --------         --------         ----------      ----------

            Income (loss) from operations             (6,466)          4,610               71                  -          (1,785)

    INTEREST EXPENSE AND
      OTHER, net                                      (8,771)           (245)               -                  -          (9,016)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before equity in net
         loss of consolidated subsidiaries           (15,237)          4,365               71                  -         (10,801)

    PROVISION FOR INCOME TAXES                           (15)              -                -                  -             (15)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (15,252)          4,365               71                  -         (10,816)


    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                        -               -                -                (15)            (15)
                                                   ---------        --------         --------         ----------      ----------

    NET (LOSS) INCOME                              $ (15,252)       $  4,365         $     71         $      (15)     $  (10,831)
                                                   =========        ========         ========         ==========      ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE 26 WEEKS ENDED JULY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------




    NET CASH PROVIDED BY (USED IN)  OPERATING
       ACTIVITIES                                  $  (2,706)       $    621         $    186         $        -      $   (1,899)
                                                   ---------        --------         --------         ----------      ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net                                       (2,303)           (226)               -                  -          (2,529)
                                                   ---------        --------         --------         ----------      ----------

               Net cash used in investing
                 activities                           (2,303)           (226)               -                  -          (2,529)
                                                   ---------        --------         --------         ----------      ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
          Reduction of long-term debt and
            capital lease obligations                   (715)           (156)               -                  -            (871)
          Borrowings under line of credit              3,550               -                -                  -           3,550
          Payment of debt financing fees                (250)              -                -                  -            (250)
          Reduction in preferred stock                     -          (1,070)               -                  -          (1,070)
                                                   ---------        --------         --------         ----------      ----------

                Net cash provided by (used in)
                   financing activities                2,585          (1,226)               -                  -           1,359
                                                   ---------        --------         --------         ----------      ----------

          Effect of foreign exchange rates               (75)              -                -                 -              (75)
                                                   ---------        --------         --------         ----------      ----------

    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                    (2,499)           (831)             186                  -          (3,144)

    CASH AND CASH EQUIVALENTS, beginning of
       the period                                      3,886             792              241                  -           4,919
                                                   ---------        --------         --------         ----------      ----------

    CASH AND CASH EQUIVALENTS, end of the
       period                                      $   1,387        $    (39)        $    427         $        -      $    1,775
                                                   =========        ========         ========         ==========      ==========


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 1, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------



                    ASSETS
                    ------

    CURRENT ASSETS:
       Cash and cash equivalents                   $   3,886        $    792         $    241         $        -      $    4,919
       Accounts receivable, net                        2,151           2,131               13                  -           4,295
       Amounts due from franchisees and
          licensees, net                               1,314           2,394                -                  -           3,708
       Inventories                                     4,009             968                -                  -           4,977
       Other current assets and amounts due
          from (to) affiliates, net                   22,236         (18,898)            (642)                 -           2,696
                                                   ---------        --------         --------         ----------      ----------

            Total current assets                      33,596         (12,613)            (388)                 -          20,595

    PROPERTY AND EQUIPMENT, net                       26,481           2,033              151                  -          28,665
    INTANGIBLES, net                                  74,301          81,769              289                  -         156,359
    INVESTMENT IN SUBSIDIARIES                        65,468               -                -            (65,468)              -
    OTHER ASSETS                                       2,714             134              (57)                 -           2,791
                                                   ---------        --------         --------         ----------      ----------

                                                   $ 202,560        $ 71,323         $     (5)        $  (65,468)     $  208,410
                                                   =========        ========         ========         ==========      ==========


LIABILITIES AND STOCKHOLDER'S
-----------------------------
  EQUITY (DEFICIT)
  ----------------

CURRENT LIABILITIES:
    Current portion of long-term debt and
       capital lease obligations                   $   1,377        $    246         $      -         $        -      $    1,623
    Current portion of store closure reserve           3,665                                                               3,665
    Accounts payable                                   8,823           1,676               15                  -          10,514
    Accrued liabilities                                7,469           1,000              110                  -           8,579
                                                   ---------        --------         --------         ----------      ----------

            Total current liabilities                 21,334           2,922              125                  -          24,381

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current
    portion                                          144,582             280                -                  -         144,862

STORE CLOSURE RESERVE, net of
    current portion                                    3,529               -                -                  -           3,529
MANDATORILY REDEEMABLE CUMULATIVE PREFERRED
 STOCK                                                     -           1,070                -                  -           1,070
MINORITY INTEREST                                          -               -                -                111             111
STOCKHOLDER'S EQUITY (DEFICIT)                        33,115          67,051             (130)           (65,579)         34,457
                                                   ---------        --------         --------         ----------      ----------

                                                   $ 202,560        $ 71,323         $     (5)        $  (65,468)     $  208,410
                                                   =========        ========         ========         ==========      ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 13 WEEKS ENDED JULY 3, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------


    NET REVENUES                                   $  36,108        $  6,129         $     45         $   (2,109)     $   40,173
                                                   ---------        --------         --------         ----------      ----------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs              20,002               -               37               (314)         19,725
       Food cost of sales                             10,457           1,246               17             (1,795)          9,925
       General and administrative                      5,549               -                -                  -           5,549
       Depreciation and amortization                   4,222           1,645                -                  -           5,867
                                                   ---------        --------         --------         ----------      ----------

            Total operating costs and
               expenses                               40,230           2,891               54             (2,109)         41,066
                                                   ---------        --------         --------         ----------      ----------

            (Loss) income from operations             (4,122)          3,238               (9)                 -            (893)

    INTEREST EXPENSE AND
      OTHER, net                                      (4,259)            (53)               -                  -          (4,312)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before provision for
         income taxes, preferred stock
         accretion, dividends of subsidiaries
         and equity in net loss
         of consolidated subsidiaries                 (8,381)          3,185               (9)                 -          (5,205)

    PROVISION FOR INCOME TAXES                          (106)              -                -                  -            (106)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                 (8,487)          3,185               (9)                 -          (5,311)


    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES                                     -            (111)               -                  -            (111)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                    3,065               -                -             (3,068)             (3)
                                                   ---------        --------         --------         ----------      ----------

    NET (LOSS) INCOME                              $  (5,422)       $  3,074         $     (9)        $   (3,068)     $   (5,425)
                                                   =========        ========         ========         ==========      ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 26 WEEKS ENDED JULY 3, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------


    NET REVENUES                                   $  74,365        $ 12,764         $    104         $   (3,068)     $   84,165
                                                   ---------        --------         --------         ----------      ----------

    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs              41,634               -              120               (636)         41,118
       Food cost of sales                             19,787           4,463               38             (2,432)         21,856
       General and administrative                     10,819              54                -                  -          10,873
       Depreciation and amortization                   7,967           3,296                -                  -          11,263
                                                   ---------        --------         --------         ----------      ----------

            Total operating costs and
               expenses                               80,207           7,813              158             (3,068)         85,110
                                                   ---------        --------         --------         ----------      ----------

            (Loss) income from operations             (5,842)          4,951              (54)                 -            (945)

    INTEREST EXPENSE AND
      OTHER, net                                      (8,638)            (80)               -                  -          (8,718)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before provision for
         income taxes, preferred stock
         accretion, dividends of subsidiaries
         and equity in net loss
         of consolidated subsidiaries                (14,480)          4,871              (54)                 -          (9,663)

    PROVISION FOR INCOME TAXES                          (210)              -                -                  -            (210)
                                                   ---------        --------         --------         ----------      ----------

       (Loss) income before preferred stock
         accretion and dividends of
         subsidiaries and equity in net loss
         of consolidated subsidiaries                (14,690)          4,871              (54)                 -          (9,873)


    PREFERRED STOCK ACCRETION AND DIVIDENDS
       OF SUBSIDIARIES                                     -            (222)               -                  -            (222)

    EQUITY IN NET LOSS OF CONSOLIDATED
       SUBSIDIARIES                                    4,595               -                -             (4,599)             (4)
                                                   ---------        --------         --------         ----------      ----------

    NET (LOSS) INCOME                              $ (10,095)       $  4,649         $    (54)        $   (4,599)     $  (10,099)
                                                   =========        ========         ========         ==========      ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE 26 WEEKS ENDED JULY 3, 1999
                                   (Unaudited)
                             (dollars in thousands)



                                                    Parent       Guarantor         Non-Guarantor
                                                    Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                    -------      ------------      --------------    ------------    ------------




    NET CASH PROVIDED BY
       OPERATING ACTIVITIES                        $   1,138        $  1,531         $     39         $        -      $    2,708
                                                   ---------        --------         --------         ----------      ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash paid for acquisitions                (100)              -                -                  -            (100)
          Purchase of property and
            equipment, net                            (2,520)            (84)               -                  -          (2,604)
                                                   ---------        --------         --------         ----------      ----------

               Net cash used in investing
                 activities                           (2,620)            (84)               -                  -          (2,704)
                                                   ---------        --------         --------         ----------      ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from line of credit                 7,000               -                -                  -           7,000
          Payment of debt financing costs             (1,130)            (25)               -                  -          (1,155)
          Reduction of long-term debt and
            capital lease obligations                 (5,291)           (621)               -                  -          (5,912)
          Reduction in preferred stock                     -             (43)               -                  -             (43)
                                                   ---------        --------         --------         ----------      ----------

                Net cash provided by (used
                   in) financing activities              579            (689)               -                  -            (110)
                                                   ---------        --------         --------         ----------      ----------

    NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS
                                                        (903)            758               39                  -            (106)
    CASH AND CASH EQUIVALENTS, beginning of
       the period                                      3,539           1,134               78                  -           4,751
                                                   ---------        --------         --------         ----------      ----------

    CASH AND CASH EQUIVALENTS, end of the
       period                                      $   2,636        $  1,892         $    117         $        -      $    4,645
                                                   =========        ========         ========         ==========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of July 1, 2000, Mrs. Fields owned and operated 126 Mrs. Fields Cookies stores, 89 Original Cookie Company stores, 91 Great American Cookies stores, 47 Hot Sam Pretzels stores, 77 Pretzel Time stores and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 852 stores in the United States and 115 stores in several other countries. As of July 1, 2000, Mrs. Fields owned and operated 423 continuing stores and 11 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields for the 13 and 26 weeks ended July 1, 2000 and the 13 and 26 weeks ended July 3, 1999.



                                                                      % CHG                                     % CHG
                                         For the 13 Weeks Ended        FROM      For the 26 Weeks Ended          FROM
                                        -------------------------    1999 TO   ---------------------------     1999 TO
                                       July 1, 2000   July 3, 1999    2000     July 1, 2000    July 3, 1999      2000
                                       ------------   ------------   -------   ------------    ------------    -------
                                                                         (Dollars in thousands)
Statement of Operations Data:

Revenues:
     Net store and food sales..........     $32,639     $34,786      (6.2)%   $ 66,435         $ 71,915        (7.6)%
     Franchising.......................       6,097       5,146      18.5       12,043           11,562         4.2
     Management fee revenue............       1,333           -       N/A        1,333              -           N/A
     Licensing.........................         201         241     (16.6)         361              688       (47.5)
                                            -------     -------               --------         --------
       Total revenues..................      40,270     40,173         .2       80,172           84,165        (4.7)
                                            -------     -------               --------         --------

Operating Costs and Expenses:
     Selling and store occupancy costs.      18,387      19,725      (6.8)      36,707           41,118       (10.7)
     Cost of sales.....................      11,034       9,925      11.2       22,001           21,856          .7
     General and administrative........       6,339       5,549      14.2       11,460           10,873         5.4
     Store closure benefit.............        (200)          -         -         (200)               -           -
     Depreciation and amortization.....       6,331       5,867       7.9       11,989           11,263         6.4
                                            -------     -------               --------         --------
       Total operating costs and
             expenses                        41,891      41,066       2.0       81,957           85,110        (3.7)
                                            -------     -------               --------         --------


Other Income (Expense):
     Interest expense..................      (4,528)     (4,349)      4.1       (9,126)          (8,686)        5.1
     Interest income...................          22          40     (45.0)          45               78       (42.3)
     Other income (expense), net.......          78        (223)      N/A           35             (546)        N/A
                                            -------     -------               --------         --------
       Total other expense, net              (4,428)     (4,532)     (2.3)      (9,046)          (9,154)       (1.2)
                                            -------     -------               --------         --------
       Net loss........................     $(6,049)    $(5,425)     11.5%    $(10,831)        $(10,099)        7.2%
                                            =======     =======               ========         ========


13 Weeks Ended July 1, 2000 Compared to the 13 Weeks Ended July 3, 1999

     As of July 1, 2000, there were 434 Company-owned stores and 967 franchised or licensed stores in operation. The store activity for the 13 weeks ended July 1, 2000 and July 3, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity

                                                                      July 1, 2000          July 1, 1999
                                                               -----------------------  ---------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                  -----    -----------   -----    -----------

       Stores open as of the beginning of the 13 weeks ended        446         980         516         991
         Stores opened (including relocations)                        1          42           4          18
         Stores closed (including relocations)                       (8)        (57)         (7)        (19)
         Stores sold to franchisees                                  (3)          3          (4)          4
         Non-continuing (exit plan) stores closed                    (2)         (1)        (10)          -
         Non-continuing (exit plan) stores franchised                 -           -          (8)          8
         Stores acquired from franchisees                             -           -           1          (1)
                                                                    ---         ---         ---       -----
       Stores open as of the end of the 13 weeks ended              434         967         492       1,001
                                                                    ===         ===         ===       =====


Revenues

     Net Store and Food Sales. Total net store sales decreased $2,147, or 6.2 percent, from $34,786 to $32,639 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease was due primarily to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999. Sales were flat for mall stores that had been open one year or more when compared to the same period in the prior year. Mail order sales for the 13 weeks ended July 1, 2000 increased $871, or 77 percent, compared to the 13 weeks ended July 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.


     Franchising Revenues. Franchising revenues increased $951, or 18.5 percent, from $5,146 to $6,097 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. Franchising revenues were positively impacted by the Easter holiday occurring in the second quarter in fiscal 2000 compared to Easter occurring in the first quarter in 1999. Sales of cookie dough to our Great American franchisees also increased $166 during the 13 weeks ended July 1, 2000, compared to the 13 weeks ended July 3, 1999.

     Management Fee Revenue. The Company received management fee revenue of $1,033 in June of 2000 to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. The Company also received a $300 acquisition advisory fee as part of the acquisition. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business.

     Licensing Revenues. Licensing revenues decreased $40, or 16.6 percent, from $241 to $201 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease in licensing revenues for the 13 weeks ended July 1, 2000 was primarily attributable to a decrease in the number of licensees with agreements in effect during the current quarter compared to 1999.


Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $1,338, or 6.8 percent, from $19,725 to $18,387 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease is attributable to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999, and to cost cutting efforts.

     Cost of Sales. Total food cost of sales increased $1,109, or 11.2 percent, from $9,925 to $11,034 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales and the mail order business incurred large advertising costs that negatively impacted its contribution in the 13 weeks ended July 1, 2000 compared with the prior year period. Cost of goods sold for mall stores decreased $1,120 or 14.0 percent due to fewer stores open during the 13 weeks ended July 1, 2000, compared to the prior period. Cost of sales as percentage of sales for mall stores decreased from 25.6 percent for the 13 weeks ended July 3, 1999, to 24.0 percent for the 13 weeks ended July 1, 2000.

     General and Administrative Expenses. General and administrative expenses increased $790, or 14.2 percent, from $5,549 to $6,339 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The increase in general and administrative expenses was primarily attributable to one-time costs incurred by the Company in conjunction with Capricorn Investors III, L.P.'s acquisition of TCBY. These costs were offset by the $300 acquisition advisory fee and the $1,033 management fee revenue discussed above. This increase was partially offset by lower legal and risk management insurance expenditures in the current period. The Company expects general and administrative costs to continue at increased levels in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     Store Closure Benefit. The Company recorded a $200 store closure benefit in the current period. The Company was able to close certain stores at a cost less than what had been provided for in the plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $464, or 7.9 percent, from $5,867 to $6,331 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

     Total Other Income (Expense). Total other income (expense) decreased by $104, or 2.3 percent, from $4,532 to $4,428 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease resulted primarily from higher interest expense resulting from higher interest rates, partially offset by a lower tax provision and no preferred stock dividends in the current quarter.

     Net Loss. The net loss increased by $624, or 11.5 percent, from $5,425 to $6,049 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999 due to the combination of factors described above.


26 Weeks Ended July 1, 2000 Compared to the 26 Weeks Ended July 3, 1999

     As of July 1, 2000, there were 434 Company-owned stores and 967 franchised or licensed stores in operation. The store activity for the 26 weeks ended July 1, 2000 and July 3, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity

                                                                      July 1, 2000          July 1, 1999
                                                               -----------------------  ---------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
                                                                  -----    -----------   -----    -----------

       Stores open as of the beginning of the 26 weeks ended        462         981        566        972
         Stores opened (including relocations)                        4          77         10         49
         Stores closed (including relocations)                      (21)        (98)       (23)       (38)
         Stores sold to franchisees                                  (6)          6         (7)         7
         Non-continuing (exit plan) stores closed                    (3)         (1)       (43)         -
         Non-continuing (exit plan) stores franchised                (3)          3        (14)        14
         Stores acquired from franchisees                             1          (1)         3         (3)
                                                                    ---         ---        ---      -----
       Stores open as of the end of the 26 weeks ended              434         967        492      1,001
                                                                    ===         ===        ===      =====



Revenues

     Net Store and Food Sales. Total net store sales decreased $5,480, or 7.6 percent, from $71,915 to $66,435 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease was due primarily to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999. For stores that had been open one year or more, mall store sales decreased .8 percent when compared to the same period in the prior year. Mail order sales for the 26 weeks ended July 1, 2000 increased $1,786, or 80 percent, compared to the 26 weeks ended July 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.

     Franchising Revenues. Franchising revenues increased $481, or 4.2 percent, from $11,562 to $12,043 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase was primarily from the sales of cookie dough to our Great American franchisees during the 26 weeks ended July 1, 2000, compared to the 26 weeks ended July 3, 1999.

     Management Fee Revenue. The Company received management fee revenue of $1,033 in June of 2000 to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. The Company also received a $300 acquisition advisory fee as part of the acquisition. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business.

     Licensing Revenues. Licensing revenues decreased $327, or 47.5 percent, from $688 to $361 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease in licensing revenues for the 26 weeks ended July 1, 2000 was primarily attributable to a decrease in the number of licensees with agreements in effect during the first six months of 2000 compared to 1999. Also, the agreement with the licensee of frozen cookie dough for sale to supermarkets was in effect during the first six months of 1999, but not during 2000.


Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $4,411, or 10.7 percent, from $41,118 to $36,707 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease is primarily attributable to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999, and to cost cutting efforts. Selling and store occupancy costs as a percentage of sales decreased from 57.2 percent in 1999 to
55.3 percent in 2000.

     Cost of Sales. Total food cost of sales increased $145, or .7 percent, from $21,856 to $22,001 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales and the mail order business incurred large advertising costs that negatively impacted its contribution in the 26 weeks ended July 1, 2000 compared with the prior period. Cost of goods sold for mall stores decreased $2,109 or 12.4 percent due to fewer stores open during the 26 weeks ended July 1, 2000, compared to the prior period. Cost of sales as percentage of sales for mall stores decreased from 25.2 percent for the 26 weeks ended July 3, 1999, to 24.7 percent for the 26 weeks ended July 1, 2000.

     General and Administrative Expenses. General and administrative expenses increased $587, or 5.4 percent, from $10,873 to $11,460 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase in general and administrative expenses was primarily attributable to one-time costs incurred by the Company in conjunction with Capricorn Investors III, L.P.'s acquisition of TCBY. These costs were offset by the $300 acquisition advisory fee and the $1,033 management fee revenue discussed above. This increase was partially offset by lower legal and risk management insurance expenditures in the current period. The Company expects general and administrative costs to continue at increased levels in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     Store Closure Benefit. The Company recorded a $200 store closure benefit in the current period. The Company was able to close certain stores at a cost less than what had been provided for in the plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

     Depreciation and Amortization. Total depreciation and amortization expense increased by $726, or 6.4 percent, from $11,263 to $11,989 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

     Total Other Income (Expense). Total Other income (expense) decreased by $108, or 1.2 percent, from $9,154 to $9,046 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease resulted primarily from higher interest expense resulting from higher interest rates, partially offset by a lower tax provision and no preferred stock dividends in the current period.

     Net Loss. The net loss increased by $732, or 7.2 percent, from $10,099 to $10,831 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999 due to the combination of factors described above.

Liquidity and Capital Resources

     General

     Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of July 1, 2000, Mrs. Fields had $1,775 of cash and cash equivalents on hand and $4,366 additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2000 interest payment. Based on current operations, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels.

     July 1, 2000 Compared to January 1, 2000

     As of July 1, 2000, Mrs. Fields had liquid assets (cash and cash equivalents and receivables) of $9,436, a decrease of 27.0 percent, or $3,486, from January 1, 2000 when liquid assets were $12,922. Cash decreased $3,144, or
63.9 percent, to $1,775 at July 1, 2000 from $4,919 at January 1, 2000. Cash decreased primarily from the retirement of the preferred stock of Pretzel Time, the purchase of capital assets with cash rather than using capital lease financing, and the payment of expenses incurred in 1999, but not due until 2000. Total receivables at July 1, 2000 were lower due to lower sales and improved cash collection procedures.

     Mrs. Fields' working capital decreased by $2,446, or 64.6 percent, to a negative $6,232 at July 1, 2000 from a negative $3,786 at January 1, 1999. This decrease is due primarily to lower cash balances in the current period.

     Long-term assets decreased $10,855 or 5.8 percent to $176,960 at July 1, 2000 from $187,815 at January 1, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs.

     Mrs. Fields' operating activities used cash of $1,899 for the 26 weeks ended July 1, 2000, primarily due to lower accounts payable balances and for cash payments to close stores.

     Mrs. Fields utilized $2,529 of cash in investing activities during the 26 weeks ended July 1, 2000, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields received $1,359 in cash from financing activities during the 26 weeks ended July 1, 2000. The increase resulted from borrowings on the Company's bank line of credit. During the current period, the Preferred stock of Pretzel Time was redeemed in full.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 26 weeks ended July 1, 2000 and July 3, 1999, Mrs. Fields expended $2,529 and $2,604, respectively, for capital assets and expects to expend a total of approximately $9,500 in 2000. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/Larry A. Hodges                                            August 15, 2000
--------------------------------                              ---------------
Larry A. Hodges, President & CEO                                    Date


/s/Michael B. Malan                                           August 15, 2000
---------------------------------------------                 ---------------
Michael B. Malan, Vice President & Controller                       Date
(Principal Accounting Officer)