Form 10-K405/A
period 2000-12-30
MRS FIELDS ORIGINAL COOKIES INC
filed 2001-05-15
CIK 1043482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

|X| YES     |_| NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The Company had 400 shares of common stock outstanding at MARCH 30, 2001.

      Documents incorporated by reference: Certain of the Registrant's prior registration statements and reports are incorporated herein by reference thereto in Part IV of this report.

                                EXPLANATORY NOTE

      The purpose of this amendment is to amend and restate Part IV, Item 14 solely to add exhibits, which were excluded from the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Other than such additions of exhibits and the indication on the cover page to this report that certain documents are incorporated by reference in Part IV of this report, no other changes are made by this amendment and all other information included in the initial filing is unchanged.

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

   2.2 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Jake Tortorice of Chocolate Chip Cookies of Texas, Inc. as Seller, filed as Exhibit 2.3 to the 8-K dated September 3, 1998, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.3 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Lawrence J. Cohen, Mildred S. Cohen, Jerome E. Mouton, Steven J. Bryan and Jason A. Piltzmaker, holders of all outstanding capital stock of Deblan Corporation, as Sellers, filed as Exhibit
         2.2 to the 8-K dated September 3, 1998, filed as Exhibit 2.5 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.4 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and ASK & MSK Family Limited Partnership-II(B), Ltd., filed as Exhibit

         2.4 to the 8-K dated September 3, 1998, filed as Exhibit 2.6 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.5 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Crossroads Cookies, Inc., filed as Exhibit 2.5 to the 8-K dated September 3, 1998, filed as Exhibit 2.7 to the Company's
         Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.6 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Hot Barton and Northpark Cookies, Inc., filed as Exhibit 2.6 to the 8-K dated September 3, 1998, filed as Exhibit 2.8 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.7 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Northpark Cookies, Inc., filed as Exhibit 2.7 to the 8-K dated September 3, 1998, filed as Exhibit 2.9 to the Company's
         Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.8 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Quail Springs Cookies, Inc., filed as Exhibit 2.8 to the 8-K dated September 3, 1998, filed as Exhibit 2.10 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   2.9 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Westgate Cookies, Inc., filed as Exhibit 2.9 to the 8-K dated September 3, 1998, filed as Exhibit 2.11 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   3.1 Restated Certificate of Incorporation of Mrs. Fields' Original Cookies, Inc., filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   3.2 By-Laws of Mrs. Fields' Original Cookies, Inc., filed as Exhibit 3.4 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   4.1 Indenture, dated as of November 26, 1997, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

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

   4.5 Second Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., and The Bank of New York, as trustee, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   4.6   Third Supplemental Indenture, dated as of November 20, 1998, among

         Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   4.7 Fourth Supplemental Indenture, dated as of December 30, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., Pretzel Time, Inc. and The Bank of New York, as a Trustee, filed as
         Exhibit 4.7 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   4.8 Fifth Supplemental Indenture, dated as of January 27, 2000, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   4.9 Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., Jefferies & Company, Inc. and BT Alex. Brown Incorporated, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.1 Amended and Restated Marketing Agreement, dated as of January 9, 1997, between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

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

   10.4  Employment Agreement, dated as of October 1, 1997, between Michael
         R. Ward and Mrs. Fields' Original Cookies, Inc., filed as Exhibit
         10.28 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.5 Employment Agreement, dated as of October 1, 1997, between Pat Knotts and Mrs. Fields' Original Cookies, Inc., filed as Exhibit
         10.29 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

   10.6 Employment Agreement, dated as of July 1, 1996, between Lawrence Hodges and Mrs. Fields' Original Cookies, Inc., filed as Exhibit
         10.31 the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.7 Employment Agreement, dated as of July 10, 1997, between Garry Remington and Mrs. Fields' Original Cookies, Inc. , filed as Exhibit
         10.10 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.8  Lease Agreement, dated as of February 23, 1993, between The
         Equitable

         Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.32 the Company's Registration Statement on
         Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.9 Lease Agreement, dated as of October 10, 1995, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.33 the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.10 Letter of Agreement, dated as of October 1, 1992, between United Airlines, Inc. and Mrs. Fields Development Corporation, filed as
         Exhibit 10.34 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.11 Lease Agreement, dated as of January 18, 1998, between 2855 E. Cottonwood Parkway, L.C. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.12 Amendment to Supply Agreement, dated as of June 19, 1995 between Van Den Bergh Foods Company and Mrs. Fields Inc., filed as Exhibit 10.37 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.13 License Agreement, dated as of March 1, 1992, between Mrs. Fields Development Corporation and Marriott Corporation, filed as Exhibit
         10.40 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.14 License Agreement, dated as of October 28, 1993 between Mrs. Fields Development Corporation and Marriott Management Services, Corp., filed as Exhibit 10.41 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.15 Uniform Franchise Offering Circular of Pretzel Time, Inc., filed as
         Exhibit 10.32 to the Company's registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

   10.16 Uniform Franchise Offering Circular of Great American Cookie Company, Inc. as amended on November 24, 1998, filed as Exhibit
         10.33 to the Company's registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

   10.17 Assignment of Assets and Assumption of Liabilities Agreement, dated July 25, 1997, between H&M Concepts Ltd., Co., and Mrs. Fields' Pretzel Concepts, Inc., filed as Exhibit 10.62 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.18 First Amendment to Operating Agreement for UVEST, LLC, dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and NVEST Limited, filed as Exhibit 10.64 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.19 First Amendment to Operating Agreement for LV-H&M, L.L.C., Dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as Exhibit 10.65 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.20 Lease Agreement, dated March 2, 1995, between Price Development Company, Limited Partnership and Mrs. Fields Cookies, filed as
         Exhibit 10.69 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

   10.21 Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as Exhibit 10.40 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.22 Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as Exhibit 10.41 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.23 Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as Exhibit 10.42 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.24 Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

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

   10.30 Trademark License Agreement, dated as of January 3, 2000, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 30, 2000 and incorporated by reference herein.

   10.31 Purchase Agreement, dated December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 30, 2000 and incorporated by reference herein.

   10.32 First Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1998, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.51 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.33 Second Amendment to Amended and Restated Loan Agreement, dated as of April 1, 1999, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.52 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.34 Third Amendment to Amended and Restated Loan Agreement, dated as of February 1, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.53 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.35 Management Agreement, dated as of May 31, 2000, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC, filed as Exhibit 10.56 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

   10.36 Amendment No. 1 to Management Agreement, dated as of December 22, 2000, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC.

   10.37 Fourth Amendment to Amended and Restated Loan Agreement, dated as of April 3, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.

   10.38 Fifth Amendment to Amended and Restated Loan Agreement, dated as of March 30, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.

   10.39 Tax Allocation Agreement, dated as of September 28, 1998 by and between Mrs. Fields' Holding Company, Inc. and all of its direct and indirect subsidiaries

   10.40 Trademark License Agreement, dated as of February 21, 2001, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

   10.41 Amendment Number One, dated as of December 28, 2000, to Purchase Agreement, dated December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

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

MRS. FIELDS' ORIGINAL COOKIES, INC.


/s/ Larry A. Hodges                                 May 15, 2001
----------------------------------                --------------
Larry A. Hodges, President & CEO                       Date