Form 10-Q
period 2001-03-31
MRS FIELDS ORIGINAL COOKIES INC
filed 2001-05-15
CIK 1043482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from       to
                               -----    -----

Commission File Number: 333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
               ---------------------------------------------------
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


                                 (801) 736-5600
                                ----------------
              (Registrant's telephone number, including area code)

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

                                    X  yes    no
                                   ---    ---

The registrant had 400 shares of common stock, $0.01 par value, outstanding at May 15, 2001.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of  March 31, 2001 and December 30, 2000................  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
           Ended March 31, 2001 and April 1, 2000.........................................................  5

         Condensed Consolidated Statements of Cash Flows for the 13 Weeks
           Ended March 31, 2001 and April 1, 2000.........................................................  6

         Notes to Condensed Consolidated Financial Statements.............................................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 18

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk....................................... 22


PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................................................... 23

ITEM 6.   Exhibits and Reports on Form 8-K................................................................ 23


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS



                                                                                         MARCH 31,            DECEMBER 30,
                                                                                           2001                   2000
                                                                                     -----------------      ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   3,407               $   3,511
    Accounts receivable, net of allowance for doubtful accounts of $610
     and $547, respectively                                                                 3,074                   3,263
    Amounts due from franchisees and licensees, net of allowance for doubtful
       accounts of $735 and $758, respectively                                              7,151                   5,561
    Amounts due from affiliates                                                             1,391                     354
    Inventories                                                                             4,488                   4,686
    Prepaid rent and other                                                                  3,082                     549
                                                                                      -----------           -------------
                Total current assets                                                       22,593                  17,924
                                                                                      -----------           -------------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                 33,209                  31,100
    Equipment and fixtures                                                                 24,060                  26,234
    Land                                                                                      240                     240
                                                                                      -----------           -------------
                                                                                           57,509                  57,574
    Less accumulated depreciation and amortization                                        (32,410)                (31,597)
                                                                                      -----------           -------------
                Net property and equipment                                                 25,099                  25,977
                                                                                      -----------           -------------
GOODWILL, net of accumulated amortization of $35,500 and $33,351, respectively
                                                                                          115,315                 117,947
                                                                                      -----------           -------------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $5,551 and
    $4,993, respectively                                                                   12,188                  12,129
                                                                                      -----------           -------------
DEFERRED LOAN COSTS, net of accumulated amortization of $7,412 and
    $6,762, respectively                                                                    7,913                   8,446
                                                                                      -----------           -------------
OTHER ASSETS                                                                                  845                     687
                                                                                      -----------           -------------
                                                                                        $ 183,953               $ 183,110
                                                                                      ===========           =============




   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                    MARCH 31,            DECEMBER 30,
                                                                                     2001                    2000
                                                                                ----------------      -----------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $     663             $     658
    Current portion of capital lease obligations                                            967                   970
    Bank overdraft                                                                        7,460                 2,920
    Bank borrowings under the line of credit                                              3,490                     -
    Accounts payable                                                                      3,562                 9,756
    Accrued liabilities                                                                   2,765                 3,718
    Current portion of store closure reserve                                              1,197                 1,498
    Accrued salaries, wages and benefits                                                  3,317                 3,904
    Accrued interest payable                                                              4,725                 1,142
    Sales tax payable                                                                       637                 1,073
    Deferred credits                                                                         82                   249
                                                                                 --------------         -------------
              Total current liabilities                                                  28,865                25,888

LONG-TERM DEBT, net of current portion                                                  140,892               141,035

STORE CLOSURE RESERVE, net of current portion                                             2,206                 2,281

CAPITAL LEASE OBLIGATIONS, net of current portion                                         1,172                 1,412
                                                                                 --------------         -------------
              Total liabilities                                                         173,135               170,616
                                                                                 --------------         -------------

MINORITY INTEREST                                                                            43                    51
                                                                                 --------------         -------------

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares authorized and 400 shares
       outstanding                                                                          -                     -
    Additional paid-in capital                                                           61,899                61,899
    Accumulated deficit                                                                 (51,010)              (49,370)
    Accumulated other comprehensive loss                                                   (114)                  (86)
                                                                                 --------------         -------------
              Total stockholder's equity                                                 10,775                12,443
                                                                                 --------------         -------------

                                                                                      $ 183,953             $ 183,110
                                                                                 ==============         =============



   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          13 WEEKS ENDED           13 WEEKS ENDED
                                                                          MARCH 31, 2001           APRIL 1, 2000
                                                                          --------------           -------------
REVENUES:
    Net store and food sales                                                   $   32,129              $   33,796
    Franchising                                                                     5,707                   5,946
    Management fee                                                                  3,365                       -
    Licensing and other                                                             2,212                     160
                                                                             ------------            ------------
       Total revenues                                                              43,413                  39,902
                                                                             ------------            ------------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              17,572                  18,320
    Cost of sales                                                                  10,432                  10,967
    General and administrative                                                      7,036                   5,121
    Depreciation and amortization                                                   5,332                   5,658
                                                                             ------------            ------------
       Total operating costs and expenses                                          40,372                  40,066
                                                                             ------------            ------------

          Income (loss) from operations                                             3,041                    (164)
                                                                             ------------            ------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (4,404)                 (4,598)
    Interest income                                                                    17                      23
    Other, net                                                                         10                     (32)
                                                                             ------------            ------------
       Total other expense, net                                                    (4,377)                 (4,607)
                                                                             ------------            ------------

          Loss before provision for income taxes and minority interest             (1,336)                 (4,771)

PROVISION FOR INCOME TAXES                                                             (6)                     (8)
                                                                             ------------            ------------

          Loss before minority interest                                            (1,342)                 (4,779)

MINORITY INTEREST                                                                       2                      (3)
                                                                             ------------            ------------
          Net loss                                                              $  (1,340)              $  (4,782)
                                                                             ============            ============

COMPREHENSIVE LOSS:
    Net loss                                                                    $  (1,340)              $  (4,782)
    Foreign currency translation adjustment                                           (28)                      -
                                                                             ------------            ------------
          Comprehensive loss                                                    $  (1,368)              $  (4,782)
                                                                             ============            ============


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     13 WEEKS ENDED         13 WEEKS ENDED
                                                                                     MARCH 31, 2001          APRIL 1, 2000
                                                                                    ------------------     ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $    (1,340)           $    (4,782)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                         5,332                  5,658
         Amortization of deferred loan costs and accretion of loan discount                      673                    715
         Loss on sale of assets                                                                   16                    351
         Minority interest                                                                        (8)                     3
         Changes in operating assets and liabilities:
               Accounts receivable, net                                                          189                    258
               Amounts due from franchisees and licensees, net                                (1,590)                  (412)
               Amounts due from affiliates                                                    (1,037)                     -
               Inventories                                                                       198                    413
               Prepaid rent and other                                                         (2,533)                (1,678)
               Accounts payable                                                               (6,194)                (4,771)
               Store closure reserve                                                            (376)                  (546)
               Accrued liabilities                                                              (953)                  (169)
               Accrued salaries, wages and benefits                                             (587)                  ( 92)
               Accrued interest payable                                                        3,583                  3,655
               Sales tax payable                                                                (436)                  (368)
               Deferred credits                                                                 (167)                   (10)
               Other                                                                            (158)                   132
                                                                                        ------------           ------------
                  Net cash used in operating activities                                       (5,388)                (1,643)
                                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (1,903)                (1,192)
    Proceeds from the sale of assets                                                               6                      -
                                                                                        ------------           ------------
                  Net cash used in investing activities                                       (1,897)                (1,192)
                                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                                 (161)                  (225)
    Bank overdraft                                                                             4,540                      -
    Borrowings under the line of credit                                                        3,490                      -
    Principal payments on capital lease obligations                                             (243)                  (233)
    Payment of debt financing costs                                                             (117)                   (11)
    Tax sharing distribution to Mrs. Fields' Holding                                            (300)                     -
    Reduction in preferred stock                                                                   -                 (1,070)
                                                                                        ------------           ------------
                  Net cash provided by (used in) financing activities                          7,209                 (1,539)
                                                                                        ------------           ------------

    Effect of foreign exchange rates                                                             (28)                     -
                                                                                        ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (104)                (4,374)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                           3,511                  4,919
                                                                                        ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                            $    3,407             $      545
                                                                                        ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                              $       148             $      228
     Cash paid for income taxes                                                                  130                    120


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of March 31, 2001, and the results of its operations and its cash flows for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Annual Report on Form 10-K.

     The results of operations for the 13 weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and therefore, its shares are not publicly traded.


(2)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.


(3)  STORE CLOSURE RESERVE

     Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify under performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, although the exit plans were completed by the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of March 31, 2001, the remaining store closure reserve was $3.4 million.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended March 31, 2001 and April 1, 2000:

                                  MRS. FIELDS INC. AND
                                    ORIGINAL COOKIES               H&M CANADA                   PRETZEL TIME
                                ------------------------- ---------------------------  ---------------------------
                                  BUSINESS     COMPANY-     BUSINESS      COMPANY-      BUSINESS       COMPANY-
                                COMBINATION     OWNED     COMBINATION      OWNED       COMBINATION      OWNED
                                    AND         STORES        AND          STORES          AND          STORES
                                SUBSEQUENT    UNRELATED    SUBSEQUENT    UNRELATED TO   SUBSEQUENT    UNRELATED TO
                                ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS   ACQUISITION   ADJUSTMENTS    ACQUISITION
                                -----------  ------------  -----------   -----------   -----------    -----------
Balance, December 30, 2000....    $  863        $1,219        $359           $ 85           $ 65          $ -

Utilization for the 13 weeks
   Ended March 31, 2001.......       (93)         (129)        (27)           (21)           (10)           -
                                  ------        ------        ----           ----           ----          ---
Balance, March 31, 2001.......    $  770        $1,090        $332           $ 64           $ 55          $ -
                                  ======        ======        ====           ====           ====          ===

Balance, January 1, 2000......    $1,614        $1,581        $536           $294           $109          $86

Utilization for the 13 weeks
   ended April 1, 2000........       (89)         (174)        (48)           (29)             -            -
                                  ------        ------        ----           ----           ----          ---
Balance, April 1, 2000........    $1,525        $1,407        $488           $265           $109          $86
                                  ======        ======        ====           ====           ====          ===


                                GREAT AMERICAN COOKIES            PRETZELMAKER                      CONSOLIDATED
                              ---------------------------   ------------------------  -----------------------------------------
                                                                                          TOTAL       TOTAL
                                 BUSINESS      COMPANY-      BUSINESS     COMPANY-      BUSINESS     COMPANY-
                               COMBINATION      OWNED       COMBINATION    OWNED      COMBINATION     OWNED       TOTAL BUSINESS
                                   AND          STORES          AND        STORES          AND        STORES       COMBINATIONS
                               SUBSEQUENT    UNRELATED TO   SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO   AND COMPANY-
                               ADJUSTMENTS   ACQUISITION    ADJUSTMENTS  ACQUISITION   ADJUSTMENTS  ACQUISITIONS   OWNED STORES
                               -----------   ------------   -----------  ------------  -----------  -------------  ------------
Balance, December 30, 2000....    $1,113          $  -          $ 75         $  -         $2,475       $1,304          $3,779

Utilization for the 13 weeks
   Ended March 31, 2001.......       (89)            -            (7)           -           (226)        (150)           (376)
                                  ------          ----          ----         ----         ------       ------          ------
Balance, March 31, 2001.......    $1,024          $  -          $ 68         $  -         $2,249       $1,154          $3,403
                                  ======          ====          ====         ====         ======       ======          ======

Balance, January 1, 2000......    $1,674          $545          $105         $650         $4,038       $3,156          $7,194

Utilization for the 13 weeks
   ended April 1, 2000........      (157)          (30)          (19)           -           (313)        (233)           (546)
                                  ------          ----          ----         ----         ------       ------          ------
Balance, April 1, 2000........    $1,517          $515          $ 86         $650         $3,725       $2,923          $6,648
                                  ======          ====          ====         ====         ======       ======          ======

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 13 weeks ended April 1, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.


                                        MRS. FIELDS INC. AND
                                          ORIGINAL COOKIES         GREAT AMERICAN COOKIES         CONSOLIDATED
                                       ----------------------      ---------------------     ----------------------
                                        TO BE        TO BE         TO BE        TO BE         TO BE         TO BE
                                       CLOSED      FRANCHISED      CLOSED     FRANCHISED     CLOSED      FRANCHISED
                                       ------      ----------      ------     ----------     ------      ----------

Balance, January 1, 2000............      -            14             6           1             6            15
Stores closed, franchised, or
removed during the 13 weeks ended
April 1, 2000.......................      -            (1)            -           -             -            (1)
                                       ------      ----------      ------     ----------     ------      ----------
Balance, April 1, 2000 .............      -            13             6           1             6            14
                                       ======      ==========      ======     ==========     =======     ==========



     The following table presents a summary of activity for stores Mrs. Fields' Holding identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 13 weeks ended April 1, 2000. All such stores were closed, franchised or removed from the store closure plan in fiscal 2000.

                                        MRS. FIELDS INC. AND
                                          ORIGINAL COOKIES             PRETZEL TIME               CONSOLIDATED
                                       ----------------------      ---------------------     ----------------------
                                        TO BE        TO BE         TO BE        TO BE         TO BE         TO BE
                                       CLOSED      FRANCHISED      CLOSED     FRANCHISED     CLOSED      FRANCHISED
                                       ------      ----------      ------     ----------     ------      ----------

Balance, January 1, 2000............      3             4             -           1             3             5
Stores closed, franchised, or
removed during the 13 weeks ended
April 1, 2000.......................     (1)           (1)            -          (1)           (1)           (2)
                                       ------      ----------      ------     ----------     ------      ----------
Balance, April 1, 2000..............      2             3             -           -             2             3
                                       ======      ==========      ======     ==========     =======     ==========



(4)  TCBY MANAGEMENT AGREEMENT

     In connection with the acquisition of TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), Mrs. Fields' Holding's approximately 90% stockholder, the Company entered into a Management Agreement (the "TCBY Management Agreement") with TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.7 million in fiscal 2001. The management fee is paid by TCBY semi-monthly and adjusted annually.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields is eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. During the 13 weeks ended March 31, 2001, Mrs. Fields recorded approximately $190,000 in revenues related to the cost savings provision of the Management Agreement.

     The Company will also be entitled to receive a fee of approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah, if TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant.

     During the 13 weeks ended March 31, 2001, the Company capitalized $30,000 of franchise fees to TCBY as intangible assets.

(5)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, (1) company-owned stores and related activity and
(2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields and sales from its catalog / e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields evaluates the performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, or depreciation and amortization of assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity for managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table (dollars in thousands).


                                                  COMPANY-OWNED STORES,         FRANCHISING,
                                                   INCLUDING CATALOG /          LICENSING AND
                                                        E-TAILING                   OTHER              TOTAL
                                                   --------------------         -------------          -----
13 WEEKS ENDED MARCH 31, 2001
Segment revenues                                            $32,129                 $7,919            $40,048
Contribution margin                                           5,026                  7,018             12,044

13 WEEKS ENDED APRIL 1, 2000
Segment revenues                                            $33,796                 $6,106            $39,902
Contribution margin                                           5,656                  4,959             10,615


     The reconciliation of contribution margin to net loss is as follows (dollars in thousands):


                                                  13 WEEKS ENDED            13 WEEKS ENDED
                                                  MARCH 31, 2001             APRIL 1, 2000
                                                --------------------      --------------------
Contribution margin                                   $12,044                   $10,615
Management fee revenue                                  3,365                         -
General and administrative expense                     (7,036)                   (5,121)
                                                   -----------                ----------
    EBITDA (1)                                          8,373                     5,494
Depreciation and amortization                          (5,332)                   (5,658)
Interest expense                                       (4,404)                   (4,598)
Other, net                                                 23                       (20)
                                                   -----------                ----------
    Net loss                                         $ (1,340)                 $ (4,782)
                                                   ===========                ==========


(1) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt.

Geographic segment information is as follows (dollars in thousands):


                                                                 INTERNATIONAL         DOMESTIC      INTERNATIONAL
                                           DOMESTIC COMPANY-        COMPANY-          FRANCHISING     FRANCHISING
TOTAL REVENUES                               OWNED STORES         OWNED STORES       AND LICENSING   AND LICENSING
--------------                               -------------       -------------       -------------   -------------
13 weeks ended March 31, 2001                   $32,126                $3                 $7,855           $64
13 weeks ended April 1, 2000                     33,796                 -                  6,025            81


     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores and income from foreign operations are immaterial.

     One customer who manufactures and sells ready to eat cookies, under our registered trademarks, accounted for 25.6 percent, or $2.0 million, of the licensing and other revenue during the 13 weeks ended March 31, 2001. No customers accounted for more than 10 percent of Mrs. Fields' total revenues or individual segment's revenues during the 13 weeks ended April 1, 2000.


(6)  TAX SHARING DISTRIBUTION

     The Company and Mrs. Fields Holding have entered into a tax sharing agreement under the terms of which the Company distributed $300,000 to Mrs. Fields' Holding during the first quarter of fiscal 2001. The Company did not make any tax sharing distributions in the first quarter of 2000.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                      PARENT         GUARANTOR      NON-GUARANTOR
                                                     COMPANY      SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -------      -------------     -------------    ------------     ------------
ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                   $     3,704    $      (591)      $       294     $         -        $    3,407
       Accounts receivable, net                          3,012             49                13               -             3,074
       Amounts due from franchisees and
          licensees, net                                 1,221          5,874                56               -             7,151
       Inventories                                       3,601            885                 2               -             4,488
       Other current assets and amounts due from
          (to) affiliates, net                          22,646        (17,534)             (639)              -             4,473
                                                   -----------    -----------       -----------      ----------        ----------
            Total current assets                        34,184        (11,317)             (274)              -            22,593

    PROPERTY AND EQUIPMENT, net                         22,962          2,080                57               -            25,099
    INTANGIBLES, net                                    62,515         72,698               203               -           135,416
    INVESTMENT IN SUBSIDIARIES                          65,114              -                 -         (65,114)                -
    OTHER ASSETS                                           801             44                 -               -               845
                                                   -----------    -----------       -----------      ----------        ----------
                                                   $   185,576    $    63,505       $       (14)    $   (65,114)       $  183,953
                                                   ===========    ===========       ===========     ===========        ==========

LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

    CURRENT LIABILITIES:
       Current portion of long-term debt and
          capital lease obligations                $     1,523    $       107       $         -     $         -        $    1,630
       Bank overdraft and bank borrowings
          under the line of credit                      10,950              -                 -               -            10,950
       Accounts payable                                  1,900            347                 5           1,310             3,562
       Accrued liabilities                              13,360            646                27          (1,310)           12,723
                                                   -----------    -----------       -----------      ----------        ----------
            Total current liabilities                   27,733          1,100                32               -            28,865

    LONG-TERM DEBT AND CAPITAL LEASE
      OBLIGATIONS, net of current portion              142,025             39                 -               -           142,064
    STORE CLOSURE RESERVE, net of current
      portion                                            2,206              -                 -               -             2,206
    MINORITY INTEREST                                       43              -                 -               -                43
    STOCKHOLDER'S EQUITY (DEFICIT)                      13,569         62,366               (46)        (65,114)           10,775
                                                   -----------    -----------       -----------      ----------        ----------
                                                   $   185,576    $    63,505       $       (14)    $   (65,114)       $  183,953
                                                   ===========    ===========       ===========     ===========        ==========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED MARCH 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                PARENT         GUARANTOR       NON-GUARANTOR
                                                COMPANY       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                              ------------    ------------     -------------     --------------    --------------
    TOTAL REVENUES                            $     33,200    $     11,464     $         124     $       (1,375)   $    43,413
                                              ------------    ------------     -------------     --------------    -----------
    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs            17,765              10                46               (249)        17,572
       Cost of sales                                 7,984           3,558                16             (1,126)        10,432
       General and administrative                    2,869           4,080                87                  -          7,036
       Depreciation and amortization                 3,685           1,603                44                  -          5,332
                                              ------------    ------------     -------------     --------------    -----------
            Total operating costs and
               expenses                             32,303           9,251               193             (1,375)        40,372
                                              ------------    ------------     -------------     --------------    -----------
            Income (loss) from operations              897           2,213               (69)                 -          3,041

    INTEREST EXPENSE AND OTHER, net                 (4,314)            (63)                -                  -         (4,377)
                                              ------------    ------------     -------------     --------------    -----------
       (Loss) income before provision for
         income taxes and minority interest
                                                    (3,417)          2,150               (69)                 -         (1,336)

    PROVISION FOR INCOME TAXES                          (6)              -                 -                  -             (6)
                                              ------------    ------------     -------------     --------------    -----------
       (Loss) income before minority interest       (3,423)          2,150               (69)                 -         (1,342)

    MINORITY INTEREST                                    2               -                 -                  -              2
                                              ------------    ------------     -------------     --------------    -----------
    NET (LOSS) INCOME                         $     (3,421)   $      2,150     $         (69)    $            -    $    (1,340)
                                              ============    ============     =============     ==============    ===========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                     PARENT        GUARANTOR       NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                   -----------    ------------     ------------     ------------     -------------
    NET CASH (USED IN) PROVIDED BY OPERATING
       ACTIVITIES                                  $   (5,013)    $     (416)      $        80      $          -     $      (5,349)
                                                   ----------     ----------       -----------      ------------     -------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment,
            net                                        (1,934)            (2)               (6)                -            (1,942)
          Proceeds from the sale of assets                  6              -                 -                 -                 6
                                                   ----------     ----------       -----------      ------------     -------------
               Net cash used in investing
                 activities                            (1,928)            (2)               (6)                -            (1,936)
                                                   ----------     ----------       -----------      ------------     -------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Reduction of long-term debt and
            capital lease obligations                    (231)          (173)                -                 -              (404)
          Payment of debt financing costs                (117)             -                 -                 -              (117)
          Bank overdraft and borrowings under
            the line of credit                          7,867              -                 -               163             8,030
          Tax sharing distribution to Mrs.
            Fields' Holding                              (300)             -                 -                 -              (300)
                                                   ----------     ----------       -----------      ------------     -------------
                Net cash provided by (used in)
                   financing activities                 7,219           (173)                -               163             7,209
                                                   ----------     ----------       -----------      ------------     -------------
          Effect of foreign exchange rate
              changes on cash                               -               -              (28)               -                (28)
                                                   ----------     ----------       -----------      ------------     -------------
    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                        278           (591)               46               163              (104)

    CASH AND CASH EQUIVALENTS, beginning of
       the period                                       3,426              -               248              (163)            3,511
                                                   ----------     ----------       -----------      ------------     -------------
    CASH AND CASH EQUIVALENTS, end of the
       period                                      $    3,704     $     (591)      $       294      $          -     $       3,407
                                                   ==========     ==========       ===========      ============     =============
    SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION:
          Interest paid                            $      142     $        6       $         -                 -     $         148
          Taxes paid                                       61             69                 -                 -               130


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                  PARENT       GUARANTOR       NON-GUARANTOR
                                                 COMPANY      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                               -----------    ------------     -------------      ------------      ------------
ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents               $    3,426     $         -       $       248       $       (163)     $      3,511
       Accounts receivable, net                     3,032             233                71                (73)            3,263
       Amounts due from franchisees and
          licensees, net                            1,229           4,332                  -                 -             5,561
       Inventories                                  3,973             709                 4                  -             4,686
       Other current assets and amounts due
          from (to) affiliates, net                19,335         (17,888)             (544)                 -               903
                                               ----------     -----------       -----------       ------------      ------------
            Total current assets                   30,995         (12,614)             (221)              (236)           17,924

    PROPERTY AND EQUIPMENT, net                    23,695           2,187                95                  -            25,977
    INTANGIBLES, net                               64,037          74,269               216                  -           138,522
    INVESTMENT IN SUBSIDIARIES                     65,011               -                 -            (65,011)                -
    OTHER ASSETS                                      545              44                 -                 98               687
                                               ----------     -----------       -----------       ------------      ------------
                                               $  184,283     $    63,886       $        90       $    (65,149)     $    183,110
                                               ==========     ===========       ===========       ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and
       capital lease obligations               $        -     $         -       $       -         $      1,628     $       1,628
    Accounts payable and bank overdraft             5,390             542                 7              6,737            12,676
    Accrued liabilities                            15,637           1,149                25             (5,227)           11,584
                                               ----------     -----------       -----------       ------------      ------------
            Total current liabilities              21,027           1,691                32             (3,138)           25,888

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion           143,894             430                -              (1,877)          142,447
STORE CLOSURE RESERVE, net of current
    portion                                         3,779               -                -              (1,498)            2,281
MINORITY INTEREST                                       -               -                -                  51                51
STOCKHOLDER'S EQUITY                               15,583          61,765                58            (64,963)           12,443
                                               ----------     -----------       -----------       ------------      ------------
                                               $  184,283     $    63,886       $        90       $    (65,149)     $    183,110
                                               ==========     ===========       ===========       ============      ============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED APRIL 1, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                PARENT        GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                               ----------   ------------      -------------    -------------      ------------
    NET REVENUES                               $   34,993    $    6,115       $       168      $      (1,374)     $     39,902
                                               ----------    ----------       -----------      -------------      ------------
    OPERATING COSTS AND EXPENSES:
       Selling and store occupancy costs           18,576             -                47              (303)            18,320
       Cost of sales                                9,721         2,302                15            (1,071)            10,967
       General and administrative                   5,014            58                49                -               5,121
       Depreciation and amortization                4,058         1,593                 7                -               5,658
                                               ----------    ----------       -----------      -------------      ------------
            Total operating costs and
               expenses                            37,369         3,953               118            (1,374)            40,066
                                               ----------    ----------       -----------      -------------      ------------
            Income (loss) from operations          (2,376)        2,162                50                -                (164)

    INTEREST EXPENSE AND OTHER, net                (4,466)         (141)                -                -              (4,607)
                                               ----------    ----------       -----------      -------------      ------------
       (Loss) income before provision for
         income taxes and minority interest        (6,842)        2,021                50                -              (4,771)

    PROVISION FOR INCOME TAXES                         (8)           -                  -                -                  (8)
                                               ----------    ----------       -----------      -------------      ------------
       (Loss) income before minority interest      (6,850)        2,021                50                -              (4,779)

    MINORITY INTEREST                                                -                 -                 (3)                (3)
                                               ----------    ----------       -----------      -------------      ------------
    NET (LOSS) INCOME                          $   (6,850)   $    2,021       $        50      $         (3)      $     (4,782)
                                               ==========    ==========       ===========      =============      ============


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED APRIL 1, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                    PARENT      GUARANTOR     NON-GUARANTOR
                                                   COMPANY     SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 -----------   ------------   -------------      ------------     ------------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                $   (2,781)   $    1,049       $        89       $         -     $     (1,643)
                                                 ----------    ----------       -----------       -----------     ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of property and
            equipment, net                           (1,080)         (112)                -                 -           (1,192)
                                                 ----------    ----------       -----------       -----------     ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Reduction of long-term debt and
            capital lease obligations                  (358)         (100)               -                  -             (458)
          Payment of debt financing fees                (11)            -                -                  -              (11)
          Reduction in preferred stock                    -        (1,070)               -                  -           (1,070)
                                                 ----------    ----------       -----------       -----------     ------------
                Net cash used in financing
                   activities                          (369)       (1,170)               -                  -           (1,539)
                                                 ----------    ----------       -----------       -----------     ------------
    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                   (4,230)         (233)               89                 -           (4,374)

    CASH AND CASH EQUIVALENTS, beginning of
       the period                                     3,886           792               241                 -            4,919
                                                 ----------    ----------       -----------       -----------     ------------
    CASH AND CASH EQUIVALENTS, end of the
       period                                    $     (344)   $      559       $       330       $         -     $        545
                                                 ==========    ==========       ===========       ===========     ============

    SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION:

          Interest paid                          $      228    $        -       $         -       $         -     $        228
          Taxes paid                                     80            40                 -                 -              120


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn "). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of March 31, 2001, Mrs. Fields owned and operated 143 Mrs. Fields Cookies stores, 68 Original Cookie Company stores, 94 Great American Cookies stores, 43 Hot Sam Pretzels stores, 73 Pretzel Time stores and 5 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 842 stores in the United States and 118 stores in several other countries.

     Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority stockholder, acquired TCBY Enterprises, Inc. ("TCBY"), a retail snack food company in 2000.

     In connection with the acquisition, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields for the 13 weeks ended March 31, 2001and April 1, 2000 (dollars in thousands).


                                                                              CHANGE
                                             FOR THE 13 WEEKS ENDED            FROM
                                          MARCH 31, 2001  APRIL 1, 2000     2000 TO 2001
                                          --------------  -------------     ------------
STATEMENT OF OPERATIONS DATA:

REVENUES:
     Net store and food sales..........  $   32,129        $   33,796            (4.9)%
     Franchising.......................       5,707             5,946            (4.0)
     Management fee revenue............       3,365                 -
     Licensing and other...............       2,212               160
                                        -----------      ------------
       Total revenues..................      43,413            39,902             8.8
                                        -----------       -----------

OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs.      17,572            18,320            (4.1)
     Cost of sales.....................      10,432            10,967            (4.9)
     General and administrative........       7,036             5,121            37.4
     Depreciation and amortization.....       5,332             5,658            (5.8)
                                        ------------      -----------
       Total operating costs and
           expenses                          40,372            40,066             0.8
                                        ------------      -----------
OTHER INCOME (EXPENSE):
     Interest expense..................      (4,404)           (4,598)           (4.2)
     Interest income...................          17                23           (26.1)
     Other, net........................           6               (43)
                                        ------------      -----------
       Total other, net                      (4,381)           (4,618)           (5.1)
                                        ------------      -----------
       Net loss........................  $   (1,340)       $   (4,782)          (72.0)
                                         ===========       ==========


13 WEEKS ENDED MARCH 31, 2001 COMPARED TO THE 13 WEEKS ENDED APRIL 1, 2000

     As of March 31, 2001, there were 426 Company-owned stores and 960 franchised or licensed stores in operation. The store activity for the 13 weeks ended March 31, 2001 and April 1, 2000 is summarized as follows:


    COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY        MARCH 31, 2001         APRIL 1, 2000
                                                                   --------------         -------------
                                                                COMPANY-  FRANCHISED  COMPANY-   FRANCHISED
                                                                 OWNED   OR LICENSED    OWNED   OR LICENSED
                                                                -------- -----------  --------  -----------
 Stores open as of the beginning of the 13 weeks ended              420       951         462         981
         Stores opened (including relocations)                       17        29           3          35
         Stores closed (including relocations)                       (9)      (22)        (13)        (41)
         Stores sold to franchisees                                  (3)        3          (3)          3
         Non-continuing (exit plan) stores closed                     -         -          (1)          -
         Non-continuing (exit plan) stores franchised                 -         -          (3)          3
         Stores acquired from franchisees                             1        (1)          1          (1)
                                                                    ---       ---         ---         ---
 Stores open as of the end of the 13 weeks ended                    426       960         446         980
                                                                    ===       ===         ===         ===


REVENUES

         NET STORE AND FOOD SALES. Total net store sales decreased $1.7 million, or 4.9 percent, from $33.8 million to $32.1 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease was due primarily to 20, or 4.5 percent, fewer stores open at March 31, 2001 compared to April 1, 2000. Sales increased 0.3 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 13 weeks ended March 31, 2001 increased $585,000, or 40.9 percent, compared to the 13 weeks ended April 1, 2000.

         FRANCHISING REVENUES. Franchising revenues decreased $239,000, or 4.0 percent, from $5.9 million to $5.7 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.0 percent, fewer franchised stores open at March 31, 2001. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

         MANAGEMENT FEE REVENUE. The Company received management fee revenue of $3.2 million during the current quarter to manage TCBY, which was acquired by an affiliate of the Company on June 1, 2000. Additionally, during the 13 weeks ended March 31, 2001, the Company recorded approximately $190,000 in revenues related to the cost saving arrangement in the management agreement. There was no management fee revenue or cost savings recognized for the 13 weeks ended April 1, 2000.

         LICENSING AND OTHER REVENUES. Licensing revenues increased $2.1 million, from $160,000 to $2.2 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. During the 13 weeks ended March 31, 2001, the company received $950,000 in revenues as a result of an agreement with a national manufacturer of cookies for the sale of some of the Company's cookie recipes for use in limited specific retail channels and geographic locations. The remaining increase is due to royalties received under license agreements entered into in 2000.

OPERATING COSTS AND EXPENSES

         SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $748,000 or 4.1 percent, from $18.3 million to $17.6 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease is attributable to 20, or 4.5 percent, fewer stores open at March 31, 2001 compared to April 1, 2000.

         COST OF SALES. Total cost of sales decreased $535,000, or 4.9 percent, from $11.0 million to $10.4 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. This decrease was primarily the result of fewer stores open during the 13 weeks ended March 31, 2001, compared to the prior period.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.9 million, or 37.4 percent, from $5.1 million to $7.0 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense decreased by $326,000 or 5.8 percent, from $5.7 million to $5.3 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease is primarily due to the impairment of certain store assets during fiscal 2000 which resulted in lower depreciation during the 13 weeks ended March 31, 2001.

         TOTAL OTHER. Interest income and expense for the 13 weeks ended March 31, 2001 were comparable to the 13 weeks ended April 1, 2000. Total other decreased by $49,000, from $43,000 expense to $6,000 of income for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease is primarily attributable to a loss on stores closed or franchised in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

      Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of March 31, 2001, Mrs. Fields had $3.4 million of cash and cash equivalents on hand and $4.7 million additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the June 1, 2001 interest payment of approximately $7.0 million on its long term debt. Based on current operations, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels.

MARCH 31, 2001 COMPARED TO DECEMBER 30, 2000

      As of March 31, 2001, Mrs. Fields had liquid assets (cash and cash equivalents and receivables) of $14.2 million, an increase of 12.7 percent, or $1.6 million, from December 30, 2000 when liquid assets were $12.6 million. Cash decreased $104,000, or 3.0 percent, to $3.4 million at March 31, 2001 from $3.5 million at December 30, 2000. Total receivables at March 31, 2001 were higher due to slower collections and due to an increase in the receivable from TCBY related to cost savings sharing and the management fee.

      Mrs. Fields' working capital decreased by $1.7 million, or 21.2 percent, to a deficit of $6.3 million at March 31, 2001 from a deficit of $8.0 million at December 30, 2000. This decrease is due to a $4.7 million increase in current assets, primarily balances due from franchises and licensees and prepaid expenses, compared to a $3.0 million increase in current liabilities, primarily bank overdraft, bank borrowings under the line of credit and accrued interest.

      Long-term assets decreased $3.9 million, or 2.2 percent, to $161.2 million at March 31, 2001 from $165.2 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs.

      Mrs. Fields' operating activities used cash of $5.4 million for the 13 weeks ended March 31, 2001, primarily from the payment of expenses incurred during the busy holiday season in December 2000, but not paid until January.

      Mrs. Fields utilized $1.9 million of cash in investing activities during the 13 weeks ended March 31, 2001, primarily for capital expenditures relating to store remodels and renovations.

      Mrs. Fields obtained $7.2 million in cash from financing activities during the 13 weeks ended March 31, 2001. Cash was used primarily to pay expenses in January that were incurred in December 2000.

      The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does require the Company to carry a receivable from our franchisees and licensees. Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 13 weeks ended March 31, 2001 and April 1, 2000, Mrs. Fields expended cash of $1.9 million and $1.2 million, respectively, for capital assets. The Company expects to expend a total of approximately $14.0 million for capital assets in 2001. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company adopted SFAS 133, as amended during the first quarter of fiscal 2001. The adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There have been no significant changes in market risks since the end of the Company's December 30, 2000 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 30, 2000.

FORWARD-LOOKING INFORMATION

      This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

- Our ability to continue integrating the businesses of companies acquired with Mrs. Fields and to realize the expected ongoing benefits and cost savings from our acquisitions;
-    Our ability to meet our debt and interest obligations,
-    Performance by franchisees and licensees;
- Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
- Changes in consumer preferences and our ability to adequately anticipate such changes;
-    The seasonal nature of our operations;
-    Changes in general economic and business conditions;
- Actions by competitors, including new product offerings and marketing and promotional successes;
- Claims which might be made against Mrs. Fields, including product liability claims;
- Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
-    Changes in our relationships with our franchisees and licensees; and
-    Changes in mall customer traffic.



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

None

(b)    FORMS 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/ LARRY A. HODGES                                             MAY 15, 2001
-------------------------------------------------               ------------
LARRY A. HODGES, PRESIDENT & CEO                                DATE


/s/ SANDRA M. BUFFA                                             MAY 15, 2001
-------------------------------------------------               ------------
SANDRA M. BUFFA, SENIOR VICE PRESIDENT, CHIEF FINANCIAL         DATE
OFFICER AND TREASURER
(CHIEF FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)