Form 10-Q
period 2001-06-30
MRS FIELDS ORIGINAL COOKIES INC
filed 2001-08-14
CIK 1043482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number: 333-45179


                       MRS. FIELDS' ORIGINAL COOKIES, INC.
                      ------------------------------------
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


                                 (801) 736-5600
                                 ---------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                /X/ yes   / / no


The registrant had 400 shares of common stock, $0.01 par value, outstanding at August 14, 2001.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 30, 2000 ...........................................       3

        Condensed Consolidated Statements of Operations for the 13 Weeks
          Ended June 30, 2001 and July 1, 2000 ............................       5

        Condensed Consolidated Statements of Operations for the 26 Weeks
          Ended June 30, 2001 and July 1, 2000 ............................       6

        Condensed Consolidated Statements of Cash Flows for the 26 Weeks
          Ended June 30, 2001 and July 1, 2000 ............................       7

        Notes to Condensed Consolidated Financial Statements ..............       8

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................      21

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk .........      27


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................      28

ITEM 6. Exhibits and Reports on Form 8-K ..................................      28


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   June 30,      December 30,
                                                                     2001            2000
                                                                  ---------      ------------
CURRENT ASSETS:
    Cash and cash equivalents ..............................      $   2,356       $   3,511
    Accounts receivable, net of allowance for doubtful
     accounts of $521 and $547, respectively ...............          1,703           3,263
    Amounts due from franchisees and licensees, net of
     allowance for doubtful accounts of $905 and $758,
     respectively ..........................................          5,111           5,561
    Amounts due from affiliates ............................          1,533             354
    Inventories ............................................          4,503           4,686
    Prepaid rent and other .................................          3,011             549
                                                                  ---------       ---------
                  Total current assets .....................         18,217          17,924
                                                                  ---------       ---------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements .................................         34,382          31,100
    Equipment and fixtures .................................         25,522          26,234
    Land ...................................................            240             240
                                                                  ---------       ---------
                                                                     60,144          57,574
    Less accumulated depreciation and amortization .........        (34,849)        (31,597)
                                                                  ---------       ---------
                  Net property and equipment ...............         25,295          25,977
                                                                  ---------       ---------
GOODWILL, net of accumulated amortization of $38,495
    and $33,351, respectively...............................        112,093         117,947
                                                                  ---------       ---------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $5,881 and $4,993, respectively ........         11,883          12,129
                                                                  ---------       ---------
DEFERRED LOAN COSTS, net of accumulated amortization
    of $8,057 and $6,762, respectively .....................          7,338           8,446
                                                                  ---------       ---------
OTHER ASSETS ...............................................            502             687
                                                                  ---------       ---------
                                                                  $ 175,328       $ 183,110
                                                                  =========       =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                              June 30,      December 30,
                                                               2001             2000
                                                             ---------      -----------
CURRENT LIABILITIES:
    Bank overdraft ....................................      $   6,753       $   2,920
    Bank borrowings under the line of credit ..........          4,230              --
    Current portion of long-term debt .................            676             658
    Current portion of capital lease obligations ......            965             970
    Accounts payable ..................................          4,739           9,756
    Accrued liabilities ...............................          2,795           3,718
    Accrued salaries, wages and benefits ..............          3,711           3,904
    Accrued interest payable ..........................          1,142           1,142
    Current portion of store closure reserve ..........            842           1,498
    Sales tax payable .................................            661           1,073
    Deferred credits ..................................            429             249
                                                             ---------       ---------
                Total current liabilities .............         26,943          25,888

LONG-TERM DEBT, net of current portion ................        140,744         141,035

STORE CLOSURE RESERVE, net of current portion .........          2,009           2,281

CAPITAL LEASE OBLIGATIONS, net of current portion .....            927           1,412
                                                             ---------       ---------
                Total liabilities .....................        170,623         170,616
                                                             ---------       ---------
MINORITY INTEREST .....................................             34              51
                                                             ---------       ---------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value; 1,000 shares
     authorized and 400 shares outstanding ............             --              --
    Additional paid-in capital ........................         61,899          61,899
    Accumulated deficit ...............................        (57,108)        (49,370)
    Accumulated other comprehensive loss ..............           (120)            (86)
                                                             ---------       ---------
                Total stockholder's equity ............          4,671          12,443
                                                             ---------       ---------
                                                             $ 175,328       $ 183,110
                                                             =========       =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           13 Weeks Ended   13 Weeks Ended
                                                           June 30, 2001     July 1, 2000
                                                           --------------   --------------
REVENUES:
    Net store and food sales ...........................      $ 30,922         32,639
    Franchising ........................................         5,924          6,097
    Management fee .....................................         2,910          1,333
    Licensing and other ................................           293            201
                                                              --------       --------
        Total revenues .................................        40,049         40,270
                                                              --------       --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ..................        17,787         18,387
    Cost of sales ......................................        10,586         11,034
    General and administrative .........................         7,302          6,339
    Store closure benefit ..............................          (175)          (200)
    Depreciation and amortization ......................         6,405          6,331
                                                              --------       --------
        Total operating costs and expenses .............        41,905         41,891
                                                              --------       --------
            Loss from operations .......................        (1,856)        (1,621)
                                                              --------       --------
OTHER INCOME (EXPENSE), net:
    Interest expense ...................................        (4,321)        (4,528)
    Interest income ....................................             7             22
    Other, net .........................................            77             97
                                                              --------       --------
        Total other expense, net .......................        (4,237)        (4,409)
                                                              --------       --------
            Loss before provision for income taxes
              and minority interest ....................        (6,093)        (6,030)

PROVISION FOR INCOME TAXES .............................            (7)            (7)
                                                              --------       --------
            Loss before minority interest ..............        (6,100)        (6,037)

MINORITY INTEREST ......................................             2            (12)
                                                              --------       --------
            Net loss ...................................      $ (6,098)      $ (6,049)
                                                              ========       ========
COMPREHENSIVE LOSS:
    Net loss ...........................................      $ (6,098)      $ (6,049)
    Foreign currency translation adjustment ............            (6)           (75)
                                                              --------       --------
            Comprehensive loss .........................      $ (6,104)      $ (6,124)
                                                              ========       ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            26 Weeks Ended    26 Weeks Ended
                                                            June 30, 2001     July 1, 2000
                                                            --------------    --------------
REVENUES:
    Net store and food sales ..........................         $ 63,051          $ 66,435
    Franchising .......................................           11,631            12,043
    Management fee ....................................            6,275             1,333
    Licensing and other ...............................            2,505               361
                                                                --------          --------
        Total revenues ................................           83,462            80,172
                                                                --------          --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs .................           35,359            36,707
    Cost of sales .....................................           21,018            22,001
    General and administrative ........................           14,338            11,460
    Store closure benefit .............................             (175)             (200)
    Depreciation and amortization .....................           11,737            11,989
                                                                --------          --------
        Total operating costs and expenses ............           82,277            81,957
                                                                --------          --------
            Income (loss) from operations .............            1,185            (1,785)
                                                                --------          --------
OTHER INCOME (EXPENSE), net:
    Interest expense ..................................           (8,725)           (9,126)
    Interest income ...................................               24                45
    Other, net ........................................               87                65
                                                                --------          --------
        Total other expense, net ......................           (8,614)           (9,016)
                                                                --------          --------
            Loss before provision for income taxes
              and minority interest....................           (7,429)          (10,801)

PROVISION FOR INCOME TAXES ............................              (34)              (15)
                                                                --------          --------
            Loss before minority interest .............           (7,442)          (10,816)

MINORITY INTEREST .....................................                4               (15)
                                                                --------          --------
            Net loss ..................................         $ (7,438)         $(10,831)
                                                                ========          ========
COMPREHENSIVE LOSS:
    Net loss ..........................................         $ (7,438)         $(10,831)
    Foreign currency translation adjustment ...........              (34)              (75)
                                                                --------          --------
            Comprehensive loss ........................         $ (7,472)         $(10,906)
                                                                ========          ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  26 Weeks Ended     26 Weeks Ended
                                                                  June 30, 2001       July 1, 2000
                                                                  --------------     --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................         $ (7,438)         $(10,831)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ........................           11,737            11,989
      Amortization of deferred loan costs and
       accretion of loan discount ..........................            1,340             1,416
      (Gain) loss on sale of assets ........................              (99)              511
      Minority interest ....................................              (14)               15
      Changes in operating assets and liabilities:
         Accounts receivable, net ..........................            1,560               472
         Amounts due from franchisees and licensees, net ...              450              (130)
         Amounts due from affiliates .......................           (1,179)               --
         Inventories .......................................              183               276
         Prepaid rent and other ............................           (2,462)             (774)
         Accounts payable ..................................           (5,017)           (2,884)
         Store closure reserve .............................             (928)           (1,325)
         Accrued liabilities ...............................             (923)               --
         Accrued salaries, wages and benefits ..............             (193)              (73)
         Accrued interest payable ..........................               --              (107)
         Sales tax payable .................................             (412)             (383)
         Deferred credits ..................................              180               (35)
         Other .............................................              236               (36)
                                                                     --------          --------
            Net cash used in operating activities ..........           (2,979)           (1,899)
                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ......................           (5,177)           (2,529)
   Proceeds from the sale of assets ........................              267                --
                                                                     --------          --------
            Net cash used in investing activities ..........           (4,910)           (2,529)
                                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt .............................             (319)             (414)
   Bank overdraft ..........................................            3,833                --
   Borrowings under the line of credit .....................            4,230             3,550
   Principal payments on capital lease obligations .........             (490)             (457)
   Payment of debt financing costs .........................             (186)             (250)
   Tax sharing distribution to Mrs. Fields' Holding ........             (300)               --
   Reduction in preferred stock ............................               --            (1,070)
                                                                     --------          --------
            Net cash provided by financing activities ......            6,768             1,359
                                                                     --------          --------
   Effect of foreign exchange rates ........................              (34)              (75)
                                                                     --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................           (1,155)           (3,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .......            3,511             4,919
                                                                     --------          --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .............         $  2,356          $  1,775
                                                                     ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ..................................         $  7,354          $  7,817
                                                                     ========          ========
   Cash paid for income taxes ..............................         $    125          $    124
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of June 30, 2001 and December 30, 2000, and the results of its operations and its cash flows for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Annual Report on Form 10-K.

     The results of operations for the 13 and 26 weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded.

(2)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(3)  STORE CLOSURE RESERVE

     Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify under performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, although the exit plans were completed by the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of June 30, 2001, the remaining store closure reserve was $2.9 million.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended June 30, 2001 and July 1, 2000:

                                     MRS. FIELDS INC. AND
                                       ORIGINAL COOKIE                    H&M                      PRETZEL TIME
                                  --------------------------   --------------------------    -------------------------
                                                                               COMPANY-                     COMPANY-
                                   BUSINESS       COMPANY-       BUSINESS       OWNED         BUSINESS       OWNED
                                  COMBINATION      OWNED       COMBINATION     STORES        COMBINATION     STORES
                                     AND           STORES          AND        UNRELATED          AND        UNRELATED
                                  SUBSEQUENT    UNRELATED TO    SUBSEQUENT       TO          SUBSEQUENT        TO
                                  ADJUSTMENTS   ACQUISITIONS    ADJUSTMENTS   ACQUISITION    ADJUSTMENTS   ACQUISITION
                                  -----------   ------------    -----------   -----------    -----------   -----------
Balance, December 30, 2000 ....    $   863        $ 1,219         $   359       $    85       $    65        $    --
Reversal during the 26 weeks
  ended June 30, 2001 .........       (280)            (7)             (9)           (5)           (2)            --
Utilization for the 26 weeks
  ended June 30, 2001 .........       (205)          (227)            (39)          (33)          (18)            --
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closures ....................         20             34              --            --            --             --
                                   -------        -------         -------       -------       -------        -------
Balance, June 30, 2001.........    $   398        $ 1,019         $   311       $    47       $    45        $    --
                                   =======        =======         =======       =======       =======        =======
Balance, January 1, 2000 ......    $ 1,614        $ 1,581         $   536       $   294       $   109        $    86
Reversal during the 26
  weeks ended July 1, 2000 ....         --             --              --            --            --             --
Utilization for the 26 weeks
  ended July 1, 2000 ..........       (218)          (312)            (57)         (120)          (22)            --
                                   -------        -------         -------       -------       -------        -------
Balance, July 1, 2000 .........    $(1,396)       $ 1,269         $   479       $   174       $    87        $    86
                                   =======        =======         =======       =======       =======        =======


                                   GREAT AMERICAN COOKIES            PRETZELMAKER                          CONSOLIDATED
                                 ---------------------------  -------------------------   ------------------------------------------
                                                 COMPANY-                     COMPANY-       TOTAL          TOTAL
                                  BUSINESS        OWNED        BUSINESS        OWNED        BUSINESS       COMPANY-        TOTAL
                                 COMBINATION      STORES      COMBINATION      STORES     COMBINATION    OWNED STORES     BUSINESS
                                     AND         UNRELATED        AND        UNRELATED        AND          UNRELATED    COMBINATIONS
                                 SUBSEQUENT         TO        SUBSEQUENT        TO        SUBSEQUENT           TO       AND COMPANY-
                                 ADJUSTMENTS    ACQUISITION   ADJUSTMENTS   ACQUISITION   ADJUSTMENTS    ACQUISITIONS   OWNED STORES
                                 -----------   ------------  ------------   -----------   ------------   ------------   ------------
Balance, December 30, 2000 ....    $ 1,113       $    --       $    75        $    --        $ 2,475       $ 1,304        $ 3,779
Reversal during the 26 weeks
  ended June 30, 2001 .........         --            --            --             --           (291)          (12)          (303)
Utilization for the 26 weeks
  ended June 30, 2001 .........       (197)           --           (14)           (20)          (473)         (280)          (753)
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closures ....................         --            --            --             74             20           108            128
                                   -------       -------       -------        -------        -------       -------        -------
Balance, June 30, 2001.........    $   916       $    --       $    61        $    54        $ 1,731       $ 1,120        $ 2,851
                                   =======       =======       =======        =======        =======       =======        =======
Balance, January 1, 2000 ......    $ 1,674       $   545       $   105        $   650        $ 4,038       $ 3,156        $ 7,194
Reversal during the 26
  weeks ended July 1, 2000 ....         --            --            --           (200)            --          (200)          (200)
Utilization for the 26 weeks
  ended July 1, 2000 ..........       (233)         (130)          (16)           (17)          (546)         (579)        (1,125)
                                   -------       -------       -------        -------        -------       -------        -------
Balance, July 1, 2000 .........    $ 1,441       $   415       $    89        $   433        $ 3,492       $ 2,377        $ 5,869
                                   =======       =======       =======        =======        =======       =======        =======

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 26 weeks ended July 1, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.

                                               MRS. FIELDS INC. AND      GREAT AMERICAN
                                                 ORIGINAL COOKIE             COOKIES                  CONSOLIDATED
                                               --------------------    --------------------       --------------------
                                               TO BE       TO BE        TO BE       TO BE         TO BE       TO BE
                                               CLOSED    FRANCHISED    CLOSED    FRANCHISED       CLOSED    FRANCHISED
                                               ------    ----------    ------    ----------       ------    ----------
Balance, January 1, 2000 ................         -          14            6            1            6           15
Stores closed, franchised, or removed
during the 26 weeks ended July 1, 2000 ..         -         (11)          (2)          (1)          (2)         (12)
                                                ---         ---          ---          ---          ---          ---
Balance, July 1, 2000 ...................         -           3            4           --            4            3
                                                ===         ===          ===          ===          ===          ===

     The following table presents a summary of activity for stores Mrs. Fields identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 26 weeks ended July 1, 2000. All such stores were closed, franchised or removed from the store closure plan in fiscal 2000.

                                               MRS. FIELDS INC. AND
                                                 ORIGINAL COOKIE          PRETZEL TIME                CONSOLIDATED
                                               --------------------    --------------------       --------------------
                                               TO BE       TO BE        TO BE       TO BE         TO BE       TO BE
                                               CLOSED    FRANCHISED    CLOSED    FRANCHISED       CLOSED    FRANCHISED
                                               ------    ----------    ------    ----------       ------    ----------
Balance, January 1, 2000..................         3             4         --          1              3           5
Stores closed, franchised, or removed
during the 26 weeks ended July 1, 2000....        (1)           (1)        --         (1)            (1)         (2)
                                              ------        ------       ----      -----           ----        ----
Balance, July 1, 2000.....................         2             3         --         --              2           3
                                              ======        ======       ====      =====           =====       ====

(4)  TCBY MANAGEMENT AGREEMENT

     In connection with the acquisition of TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), the majority owner of Mrs. Fields' Holding Company, entered into a Management Agreement (the "TCBY Management Agreement") with
TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new
TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate
TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.4 million in fiscal 2001. The management fee is paid by TCBY semi-monthly and adjusted annually.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields is eligible to receive a portion of anticipated cost savings in connection with the expected TCBY yogurt and ice cream manufacturing efficiencies.

     The Company will also be entitled to receive a fee of approximately $2.5 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah, if TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant.

     Amounts due from affiliate is comprised of amounts due from TCBY under the annual management fee and various marketing expenditures incurred on behalf of TCBY's advertising fund.

     During the 26 weeks ended June 30, 2001, the Company capitalized $55,000 of franchise fees to TCBY as intangible assets in connection with the roll out of TCBY products in 11 company-owned stores.

(5)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, (1) company-owned stores and related activity and
(2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields and sales from its catalog/e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields evaluates the performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, or depreciation and amortization of assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies. Therefore, the activity for managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table (dollars in thousands).

                                           COMPANY-OWNED
                                              STORES,         FRANCHISING,
                                             INCLUDING        LICENSING AND
                                         CATALOG/E-TAILING       OTHER              TOTAL
                                         -----------------    -------------         -----
13 WEEKS ENDED JUNE 30, 2001

Segment revenues ..................            $30,922            $ 6,217            $37,139
Contribution margin ...............              3,801              4,965              8,766

13 WEEKS ENDED JULY 1, 2000

Segment revenues ..................            $32,639            $ 6,298            $38,937
Contribution margin ...............              5,659              3,857              9,516

26 WEEKS ENDED JUNE 30, 2001

Segment revenues ..................            $63,051            $14,136            $77,187
Contribution Margin ...............              8,786             12,024             20,810

26 WEEKS ENDED JULY 1, 2000

Segment revenues ..................            $66,435            $12,404            $78,839
Contribution Margin ...............             12,386              7,745             20,131


The reconciliation of contribution margin to net loss is as follows (dollars in thousands):

                                                  13 WEEKS ENDED        13 WEEKS ENDED      26 WEEKS ENDED       26 WEEKS ENDED
                                                  JUNE 30, 2001          JULY 1, 2000       JUNE 30, 2001         JULY 1, 2000
                                                  -------------         --------------      -------------        --------------
Contribution margin ....................            $  8,766             $  9,516             $ 20,810             $ 20,131
Management fee revenue .................               2,910                1,333                6,275                1,333
General and administrative expense (2)..              (7,127)              (6,139)             (14,163)             (11,260)
                                                    --------             --------             --------             --------
    EBITDA (1) .........................               4,549                4,710               12,922               10,204
Depreciation and amortization ..........              (6,405)              (6,331)             (11,737)             (11,989)
Interest expense .......................              (4,321)              (4,528)              (8,725)              (9,126)
Other, net .............................                  79                  100                  102                   80
                                                    --------             --------             --------             --------
    Net loss ...........................            $ (6,098)            $ (6,049)            $ (7,438)            $(10,831)
                                                    ========             ========             ========             ========

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

(2)  Includes store closure benefit.

Geographic segment information is as follows (dollars in thousands):

                                                DOMESTIC          INTERNATIONAL        DOMESTIC          INTERNATIONAL
                                             COMPANY-OWNED        COMPANY-OWNED       FRANCHISING         FRANCHISING
TOTAL REVENUES                                  STORES                STORES         AND LICENSING       AND LICENSING
--------------                               -------------        -------------      -------------       -------------
13 weeks ended June 30, 2001 ......            $30,922            $        --            $ 6,201            $    15
13 weeks ended July 1, 2000 .......             32,639                     --              6,242                 56
26 weeks ended June 30, 2001 ......             63,051                     --             14,057                 79
26 weeks ended July 2, 2000 .......             66,435                     --             12,267                137

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores and income from foreign operations are immaterial.

     One customer who manufactures and sells ready-to-eat cookies, under our registered trademarks, accounted for 93.8 percent, or $2.3 million, of the licensing and other revenue during the 26 weeks ended June 30, 2001. No customers accounted for more than 10 percent of Mrs. Fields' total revenues or individual segment's revenues during the 26 weeks ended July 1, 2000.

(6)  TAX SHARING DISTRIBUTION

     The Company and Mrs. Fields Holding have entered into a tax sharing agreement under the terms of which the Company distributed $300,000 to Mrs. Fields' Holding during the 26 weeks ended June 30, 2001. The Company did not make any tax sharing distributions during the 26 weeks ended July 1, 2000.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           PARENT    GUARANTOR       NON-GUARANTOR
                                                           COMPANY   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           -------   ------------    -------------   ------------    ------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents.......................     $  2,106   $        -       $      250      $      --      $    2,356
      Accounts receivable, net........................        1,529          145               29             --           1,703
      Amounts due from franchisees and licensees, net.        1,350        3,761               --             --           5,111
      Inventories.....................................        3,689          810                4             --           4,503
      Other current assets and amounts due from (to)
         affiliates, net..............................       17,173      (12,044)            (585)            --           4,544
                                                           --------   ------------    -------------   ------------   ------------
            Total current assets......................       25,847       (7,328)            (302)            --          18,217

  PROPERTY AND EQUIPMENT, net.........................       23,242        2,002               51             --          25,295
  INTANGIBLES, net....................................       59,981       71,128              205             --         131,314
  INVESTMENT IN SUBSIDIARIES..........................       65,121           --               --        (65,121)             --
  OTHER ASSETS........................................          343           43               --            116             502
                                                           --------   ------------    -------------   ------------   ------------
                                                           $174,534   $   65,845      $       (46)     $ (65,005)     $  175,328
                                                           --------   ------------    -------------   ------------   ------------
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)
  CURRENT LIABILITIES:
     Current portion of long-term debt
        and capital lease obligations................      $  1,549   $       92      $        --      $      --      $    1,641
     Bank overdraft and bank borrowings
        under the line of credit.....................        10,168          815               --             --          10,983
     Accounts payable................................         4,557          180                2             --           4,739
     Accrued liabilities.............................         7,678          710               29          1,163           9,580
                                                           --------   ------------    -------------   ------------   ------------
           Total current liabilities.................        23,952        1,797               31          1,163          26,943

   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net
      of current portion.............................       141,650           21               --             --         141,671
   STORE CLOSURE RESERVE, net of
      current portion................................         2,939           --               --           (930)          2,009
   MINORITY INTEREST.................................            45           --               --            (11)             34
   STOCKHOLDER'S EQUITY (DEFICIT)....................         5,948       64,027              (77)       (65,227)          4,671
                                                           --------   ------------    -------------   ------------   ------------
                                                           $174,534   $   65,845      $       (46)     $ (65,005)     $  175,328
                                                           ========   ============    =============   ============   ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       PARENT       GUARANTOR    NON-GUARANTOR
                                                       COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      --------     ------------  -------------   ------------    ------------
TOTAL REVENUES .................................      $ 31,545       $  9,799       $    142       $ (1,438)      $ 40,048
                                                      --------       --------       --------       --------       --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ..........        18,039              7             44           (303)        17,787
    Cost of sales ..............................         7,501          4,209             10         (1,134)        10,586
    General and administrative .................         5,540          1,490             97             --          7,127
    Depreciation and amortization ..............         4,792          1,603             10             --          6,405
                                                      --------       --------       --------       --------       --------
          Total operating costs and expenses....        35,872          7,309            161         (1,437)        41,905
                                                      --------       --------       --------       --------       --------
          Income (loss) from operations ........        (4,327)         2,490            (19)            (1)        (1,857)

INTEREST EXPENSE AND
  OTHER, net ...................................        (4,167)           (66)            --             (3)        (4,236)
                                                      --------       --------       --------       --------       --------
    (Loss) income before provision for income
       taxes and minority interest .............        (8,494)         2,424            (19)            (4)        (6,093)

PROVISION FOR INCOME TAXES .....................            (7)            --             --             --             (7)
                                                      --------       --------       --------       --------       --------
    (Loss) income before minority interest......        (8,501)         2,424            (19)            (4)        (6,100)

MINORITY INTEREST ..............................            (5)            --             --              7              2
                                                      --------       --------       --------       --------       --------
NET (LOSS) INCOME ..............................      $ (8,506)      $  2,424       $    (19)      $      3       $ (6,098)
                                                      ========       ========       ========       ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 26 WEEKS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       PARENT       GUARANTOR    NON-GUARANTOR
                                                       COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      --------     ------------  -------------   ------------    ------------
TOTAL REVENUES ..................................      $ 64,745       $ 21,263       $    266       $ (2,813)      $ 83,462
                                                       --------       --------       --------       --------       --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ...........        35,804             17             90           (552)        35,359
    Cost of sales ...............................        15,485          7,767             26         (2,260)        21,018
    General and administrative ..................         8,409          5,570            184             --         14,163
    Depreciation and amortization ...............         8,477          3,206             54             --         11,737
                                                       --------       --------       --------       --------       --------
          Total operating costs and expenses ....        68,175         16,560            354         (2,812)        82,277
                                                       --------       --------       --------       --------       --------
          Income (loss) from operations .........        (3,430)         4,703            (88)            (1)         1,185
INTEREST EXPENSE AND
  OTHER, net ....................................        (8,481)          (129)            --             (3)        (8,614)
                                                       --------       --------       --------       --------       --------
    (Loss) income before provision for income
       taxes and minority interest ..............       (11,911)         4,574            (88)            (4)        (7,429)

PROVISION FOR INCOME TAXES ......................           (13)            --             --             --            (13)
                                                       --------       --------       --------       --------       --------
    (Loss) income before minority interest ......       (11,924)         4,574            (88)            (4)        (7,442)
MINORITY INTEREST ...............................            (3)            --             --              7              4
                                                       --------       --------       --------       --------       --------
NET (LOSS) INCOME ...............................      $(11,927)      $  4,574       $    (88)      $      3       $ (7,438)
                                                       ========       ========       ========       ========       ========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE 26 WEEKS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           PARENT    GUARANTOR       NON-GUARANTOR
                                                           COMPANY   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           -------   ------------    -------------   -------------   ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ....   $(2,466)   $      (712)     $       36      $      163     $   (2,979)
                                                           -------   ------------    -------------   -------------   ------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net...........    (5,177)            --              --              --         (5,177)
      Proceeds from the sale of assets..................       267             --              --              --            267
                                                           -------   ------------    -------------   -------------   ------------
         Net cash used in investing activities .........    (4,910)            --              --              --         (4,910)
                                                           -------   ------------    -------------   -------------   ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Reduction of long-term debt and capital
         lease obligations..............................      (706)          (103)             --              --           (809)
      Payment of debt financing costs...................      (186)            --              --              --           (186)
      Bank overdraft and borrowings under the
         line of credit.................................     7,248            815              --              --          8,063
      Tax sharing distribution to
         Mrs. Fields' Holding...........................      (300)           --               --              --           (300)
                                                           -------   ------------    -------------   -------------   ------------
         Net cash provided by
            financing activities........................     6,056           712               --              --          6,768
                                                           -------   ------------    -------------   -------------   ------------
      Effect of foreign exchange rate
         changes on cash ...............................        --            --              (34)             --            (34)
                                                           -------   ------------    -------------   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................................    (1,320)           --                2             163         (1,155)
CASH AND CASH EQUIVALENTS, beginning of the period .....     3,426            --              248            (163)         3,511
                                                           -------   ------------    -------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of the period ...........   $ 2,106    $       --       $      250      $       --     $    2,356
                                                           =======   ============    =============   =============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid .......................................   $ 7,344    $       10       $       --      $       --     $    7,354
   Taxes paid ..........................................        50            75               --              --            125

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          PARENT      GUARANTOR       NON-GUARANTOR
                                                          COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                          -------     ------------    -------------    -------------    ------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents ....................      $   3,426      $      --       $     248       $    (163)      $   3,511
      Accounts receivable, net .....................          3,032            233              71             (73)          3,263
      Amounts due from franchisees and
         licensees, net ............................          1,229          4,332              --              --           5,561
      Inventories ..................................          3,973            709               4              --           4,686
      Other current assets and amounts due
         from (to) affiliates, net .................         19,335        (17,888)           (544)             --             903
                                                          ---------      ---------       ---------       ---------       ---------
            Total current assets ...................         30,995        (12,614)           (221)           (236)         17,924

   PROPERTY AND EQUIPMENT, net .....................         23,695          2,187              95              --          25,977
   INTANGIBLES, net ................................         64,037         74,269             216              --         138,522
   INVESTMENT IN SUBSIDIARIES ......................         65,011             --              --         (65,011)             --
   OTHER ASSETS ....................................            545             44              --              98             687
                                                          ---------      ---------       ---------       ---------       ---------
                                                          $ 184,283      $  63,886       $      90       $ (65,149)      $ 183,110
                                                          =========      =========       =========       =========       =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital
      lease obligations ............................      $      --      $      --       $      --       $   1,628       $   1,628
   Accounts payable and bank overdraft .............          5,390            542               7           6,737          12,676
   Accrued liabilities .............................         15,637          1,149              25          (5,227)         11,584
                                                          ---------      ---------       ---------       ---------       ---------
            Total current liabilities ..............         21,027          1,691              32           3,138          25,888

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   net of current portion ..........................        143,894            430              --          (1,877)        142,447
STORE CLOSURE RESERVE, net of
   current portion .................................          3,779             --              --          (1,498)          2,281
MINORITY INTEREST ..................................             --             --              --              51              51
STOCKHOLDER'S EQUITY ...............................         15,583         61,765              58         (64,963)         12,443
                                                          ---------      ---------       ---------       ---------       ---------
                                                          $ 184,283      $  63,886       $      90       $ (65,149)      $ 183,110
                                                          =========      =========       =========       =========       =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 13 WEEKS ENDED JULY 1, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        PARENT        GUARANTOR    NON-GUARANTOR
                                                        COMPANY      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------      ------------  -------------  -------------  ------------
NET REVENUES .....................................      $ 35,221       $  6,165       $    110      $ (1,226)      $ 40,270
                                                        --------       --------       --------      --------       --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ............        18,595             --             57          (265)        18,387
    Cost of sales ................................         9,626          2,357             12          (961)        11,034
    General and administrative ...................         6,308           (188)            19            --          6,139
    Depreciation and amortization ................         4,782          1,548              1            --          6,331
                                                        --------       --------       --------      --------       --------
          Total operating costs and expenses .....        39,311          3,717             89        (1,226)        41,891
                                                        --------       --------       --------      --------       --------
          Income (loss) from operations ..........        (4,090)         2,448             21            --         (1,621)

INTEREST EXPENSE AND
  OTHER, net .....................................        (4,305)          (104)            --            --         (4,409)
                                                        --------       --------       --------      --------       --------
    (Loss) income before provision for income
       taxes and minority interest ...............        (8,395)         2,344             21            --         (6,030)

PROVISION FOR INCOME TAXES .......................            (7)            --             --            --             (7)
                                                        --------       --------       --------      --------       --------
    (Loss) income before minority interest .......        (8,402)         2,344             21            --         (6,037)

EQUITY IN NET LOSS OF
   CONSOLIDATED SUBSIDIARIES .....................            --             --             --           (12)           (12)
                                                        --------       --------       --------      --------       --------
NET (LOSS) INCOME ................................      $ (8,402)      $  2,344       $     21      $    (12)      $ (6,049)
                                                        ========       ========       ========      ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE 26 WEEKS ENDED JULY 1, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      PARENT          GUARANTOR      NON-GUARANTOR
                                                      COMPANY        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                      -------        ------------    -------------   -------------    ------------
NET REVENUES .....................................    $ 70,214          $ 12,280        $    278        $ (2,600)       $ 80,172
                                                      --------          --------        --------        --------        --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ............      37,171                --             104            (568)         36,707
    Cost of sales ................................      19,347             4,659              27          (2,032)         22,001
    General and administrative ...................      11,322              (130)             68              --          11,260
    Depreciation and amortization ................       8,840             3,141               8              --          11,989
                                                      --------          --------        --------        --------        --------
          Total operating costs and expenses .....      76,680             7,670             207          (2,600)         81,957
                                                      --------          --------        --------        --------        --------
          Income (loss) from operations ..........      (6,466)            4,610              71              --          (1,785)

INTEREST EXPENSE AND
  OTHER, net .....................................      (8,771)             (245)             --              --          (9,016)
                                                      --------          --------        --------        --------        --------
    (Loss) income before provision for income
       taxes and minority interest ...............     (15,237)            4,365              71              --         (10,801)

PROVISION FOR INCOME TAXES .......................         (15)               --              --              --             (15)
                                                      --------          --------        --------        --------        --------
    (Loss) income before minority interest .......     (15,252)            4,365              71              --         (10,816)

MINORITY INTEREST ................................          --                --              --             (15)            (15)
                                                      --------          --------        --------        --------        --------
NET (LOSS) INCOME ................................    $(15,252)         $  4,365        $     71        $    (15)       $(10,831)
                                                      ========          ========        ========        ========        ========


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE 26 WEEKS ENDED JULY 1, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              PARENT       GUARANTOR      NON-GUARANTOR
                                                              COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                               -------     ------------   -------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES ...       $(2,706)       $   621        $   186       $    --       $(1,899)
                                                               -------        -------        -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment, net ........        (2,303)          (226)            --            --        (2,529)
                                                               -------        -------        -------       -------       -------
        Net cash used in investing
            Activities .................................        (2,303)          (226)            --            --        (2,529)
                                                               -------        -------        -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Reduction of long-term debt and capital
          lease obligations ............................          (715)          (156)            --            --          (871)
        Borrowings under line of credit ................         3,550             --             --            --         3,550
        Payment of debt financing fees .................          (250)            --             --            --          (250)
        Reduction in preferred stock ...................            --         (1,070)            --            --        (1,070)
                                                               -------        -------        -------       -------       -------
              Net cash used in financing
                  activities ...........................         2,585         (1,226)            --            --         1,359
                                                               -------        -------        -------       -------       -------
    Effect of foreign exchange rates ...................           (75)            --             --            --           (75)
                                                               -------        -------        -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ........................................        (2,499)          (831)           186            --        (3,144)
CASH AND CASH EQUIVALENTS, beginning of the period .....         3,886            792            241            --         4,919
                                                               -------        -------        -------       -------       -------
CASH AND CASH EQUIVALENTS, end of the period ...........       $ 1,387        $   (39)       $   427       $    --       $ 1,775
                                                               =======        =======        =======       =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ( "Capricorn "). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of June 30, 2001, Mrs. Fields owned and operated 150 Mrs. Fields Cookies stores, 56 Original Cookie Company stores, 91 Great American Cookies stores, 39 Hot Sam Pretzels stores, 72 Pretzel Time stores and 6 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 830 stores in the United States and 117 stores in several other countries.

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

     Mrs. Fields' business follows seasonal trends and is also affected by climate and weather conditions, which in turn affects mall traffic. Because Mrs. Fields' stores are heavily concentrated in shopping malls, Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Consumer traffic in the malls is lower in 2001 than that experienced in 2000 with retailers attracting 8 percent to 12 percent fewer shoppers in June 2001 compared with prior year levels. Mrs. Fields typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000 (dollars in thousands).

                                                FOR THE 13 WEEKS ENDED        % CHANGE        FOR THE 26 WEEKS ENDED     % CHANGE
                                             ----------------------------        FROM      ---------------------------      FROM
                                             JUNE 30, 2001   JULY 1, 2000    2000 TO 2001  JUNE 30, 2001  JULY 1, 2000  2000 TO 2001
                                             -------------   ------------    ------------  -------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
      Net store and food sales .............    $ 30,922       $ 32,639           (5.2)      $ 63,051       $ 66,435          (5.0)
      Franchising ..........................       5,924          6,097           (2.8)        11,631         12,043          (3.4)
      Management fee revenue ...............       2,910          1,333                         6,275         1,333
      Licensing and other ..................         293            201           45.8          2,505           361
                                                --------       --------                      --------       --------
        Total revenues .....................      40,049         40,270           (0.6)        83,462         80,172           4.1
                                                --------       --------                      --------       --------
OPERATING COSTS AND EXPENSES:
      Selling and store occupancy costs ....      17,787         18,387           (3.3)        35,359         36,707          (3.7)
      Cost of sales ........................      10,586         11,034           (4.1)        21,018         22,001          (4.5)
      General and administrative ...........       7,302          6,339           15.2         14,338         11,460          25.1
      Store closure benefit ................        (175)          (200)         (12.5)          (175)         (200)         (12.5)
      Depreciation and amortization ........       6,405          6,331            1.2         11,737         11,989          (2.1)
                                                --------       --------                      --------       --------
      Total operating costs and expenses ...      41,905         41,891                        82,277         81,957           0.4
                                                --------       --------                      --------       --------
OTHER INCOME (EXPENSE):
      Interest expense .....................      (4,321)        (4,528)          (4.6)        (8,725)        (9,126)         (4.4)
      Interest income ......................           7             22          (69.9)            24             45         (46.7)
      Other, net ...........................          72             78                            78            35
                                                --------       --------                      --------       --------
        Total other, net ...................      (4,242)        (4,428)          (4.2)        (8,623)        (9,046)         (4.7)
                                                --------       --------                      --------       --------
        Net loss ...........................    $ (6,098)      $ (6,049)          (0.8)      $ (7,438)      $(10,831)        (31.3)
                                                ========       ========                      ========       ========

13 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 13 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 414 Company-owned stores and 947 franchised or licensed stores in operation. The store activity for the 13 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

     COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY                    JUNE 30, 2001              JULY 1, 2000
                                                                            -----------------------    -----------------------
                                                                            COMPANY-     FRANCHISED    COMPANY-     FRANCHISED
                                                                             OWNED      OR LICENSED     OWNED      OR LICENSED
                                                                            --------    -----------    --------    -----------

     Stores open as of the beginning of the 13 weeks ended.............       414           940           446          980
        Stores opened (including relocations)..........................         4            27             1           42
        Stores closed (including relocations)..........................        (6)          (18)           (8)         (57)
        Stores sold to franchisees.....................................        (1)            1            (3)           3
        Non-continuing (exit plan) stores closed.......................        --            --            (2)          (1)
        Non-continuing (exit plan) stores franchised...................        --            --            --           --
        Stores acquired from franchisees...............................         3            (3)           --           --
                                                                             ----          ----          ----         ----
     Stores open as of the end of the 13 weeks ended...................       414           947           434          967
                                                                             ====          ====          ====         ====

REVENUES

     NET STORE AND FOOD SALES. Total net store sales decreased $1.7 million, or
5.2 percent, from $32.6 million to $30.9 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The decrease was due primarily to 20, or 4.6 percent, fewer stores open at June 30, 2001 compared to July 1, 2000. Sales decreased 5.0 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 13 weeks ended June 30, 2001 increased $585,000, or 34.1 percent, compared to the 13 weeks ended July 1, 2000.

     FRANCHISING REVENUES. Franchising revenues decreased $173,000 or 2.8 percent, from $6.1 million to $5.9 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

     MANAGEMENT FEE REVENUE. The Company received management fee revenue of $2.9 million during the current quarter to manage TCBY, which was acquired by an affiliate of the Company on June 1, 2000. The management fee revenue during the 13 weeks ended July 1, 2000 was $1.3 million, representing one month of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $92,000, from $201,000 to $293,000 for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase was the result of other royalties received under licensing agreements of Mrs. Fields branded products.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $600,000 or 3.3 percent, from $18.4 million to $17.8 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The decrease is attributable to 20, or 4.6 percent, fewer stores open at June 30, 2001 compared to July 1, 2000.

     COST OF SALES. Total cost of sales decreased $448,000, or 4.1 percent, from $11.0 million to $10.6 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. This decrease was primarily the result of fewer stores open during the 13 weeks ended June 30, 2001, compared to the prior period. Cost of sales as a percent of net store and food sales increased 0.4 percentage points, from 33.8 percent to 34.2 percent for the 13 weeks ended
June 30, 2001 compared to the 13 weeks ended July 1, 2000. This increase was principally due to a change in the product mix, including smoothies and other products that have higher cost margins.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $963,000 or 15.2 percent, from $6.3 million to $7.3 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, it is expected that the management fee revenue received from TCBY will offset these increased costs.

     STORE CLOSURE BENEFIT. Store closure benefit was comparable for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense of $6.4 million for the 13 weeks ended June 30, 2001 was comparable to the 13 weeks ended July 1, 2000 of $6.3 million.

     TOTAL OTHER. Interest expense for the 13 weeks ended June 30, 2001, decreased by $207,000 or 4.6 percent compared to the prior year period. This was due to lower interest rates incurred under the Company's line of credit. Interest income for the 13 weeks ended June 30, 2001 was comparable to the 13 weeks ended July 1, 2000. Other, net decreased by $6,000, from $78,000 to $72,000 of income for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The decrease is primarily attributable to a loss on stores closed or franchised in the current period versus the prior period.

26 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 26 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 414 Company-owned stores and 947 franchised or licensed stores in operation. The store activity for the 26 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LEASED STORE ACTIVITY              JUNE 30, 2001             JULY 1, 2000
                                                               ----------------------   ----------------------
                                                               COMPANY-    FRANCHISED   COMPANY-   FRANCHISED
                                                                OWNED     OR LICENSED    OWNED     OR LICENSED
                                                               --------   -----------   --------   -----------
Stores open as of the beginning of the 26 week ended ...         420          951          462          981
      Stores opened (including relocations) ............           9           36            4           77
      Stores closed (including relocations) ............         (15)         (40)         (21)         (98)
      Stores sold to franchises ........................          (4)           4           (6)           6
      Non-continuing (exit plan) stores closed .........          --           --           (3)          (1)
      Non-continuing (exit plan) stores franchised .....          --           --           (3)           3
      Stores acquired from franchises ..................           4           (4)           1           (1)
                                                                ----         ----         ----         ----
Stores open as of the end of 26 weeks ended ............         414          947          434          967
                                                                ====         ====         ====         ====


REVENUES

     NET STORE AND FOOD SALES. Total net store sales decreased $3.3 million, or
5.0 percent, from $66.4 million to $63.1 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The decrease was due in part to 20, or 4.6 percent, fewer stores open at June 30, 2001 compared to July 1, 2000. Sales decreased 4.5 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 26 weeks ended June 30, 2001 increased $1.2 million, or 38.2 percent, compared to the 26 weeks ended July 1, 2000.

     FRANCHISING REVENUES. Franchising revenues decreased $412,000, or 3.4 percent, from $12.0 million to $11.6 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchisees were flat during the current period when compared to the prior year period.

     MANAGEMENT FEE REVENUE. The Company received management fee revenue of $6.3 million during the 26 weeks ended June 30, 2001 to manage TCBY, which was acquired by an affiliate Company on June 1, 2000. The management fee revenue during the 26 weeks ended July 1, 2000 was $1.3 million, representing one month of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $2.1 million from $361,000 to $2.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. During the 26 weeks ended June 30, 2001, the Company received $950,000 for the sale of certain recipes and royalty revenues of $1.4 million under an agreement with a national manufacturer of cookies for the sale of cookies branded under Mrs. Fields name and sold through specific retail channels and geographic locations. The remaining increase was the result of other royalties received under licensing agreements of Mrs. Fields branded products.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $1.3 million or 3.7 percent, from $36.7 million to $35.4 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The decrease is attributable to 20, or 4.6 percent, fewer stores open at June 30, 2001 compared to July 1. 2000.

     COST OF SALES. Total cost of sales decreased $983,000, or 4.5 percent, from $22.0 million to $21.0 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. This decrease was primarily the result of fewer stores open during the 26 weeks ended June 30, 2001, compared to the prior period. Cost of sales as a percent of net store and food sales increased 0.2 percentage points, from 33.2 percent to 33.4 percent for the 26 weeks ended
June 30, 2001 compared to the 26 weeks ended July 1, 2000. This increase was principally due to a change in the product mix, including smoothies and other products that have higher cost margins.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased $2.8 million, or 25.1 percent, from $11.5 million to $14.3 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     STORE CLOSURE BENEFIT. Store closure benefit was comparable for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense decreased by $252,000 or 2.1 percent, from $12.0 million to $11.7 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The decrease is primarily due to the impairment of certain store assets during fiscal 2000, which resulted in lower depreciation during the 26 weeks ended June 30, 2001.

     TOTAL OTHER. Interest expense for the 26 weeks ended June 30, 2001, decreased $401,000 or 4.4 percent compared to the prior period. This was due to lower interest rates incurred under the Company's line of credit. Interest income for the 26 weeks ended June 30, 2001 was comparable to the 26 weeks ended July 1, 2000. Total other increased by $44,000, from $35,000 to $78,000 of income for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase is primarily attributable to a loss on stores closed or franchised in the current period versus the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of June 30, 2001, Mrs. Fields had $2.4 million of cash and cash equivalents on hand and $5.1 million additional borrowings available under its revolving credit facility and $3.1 million available under a capital lease facility. Mrs.
Fields expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2001 interest payment of approximately $7.0 million on its long-term debt. Based on current operations, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels.

JUNE 30, 2001 COMPARED TO DECEMBER 30, 2000

     As of June 30, 2001, Mrs. Fields had liquid assets (cash and cash equivalents and receivables) of $10.7 million, a decrease of 15.7 percent, or $2.0 million, from December 30, 2000 when liquid assets were $12.7 million. Cash decreased $1.2 million, or 32.9 percent, to $2.4 million at June 30, 2001 from $3.5 million at December 30, 2000. Total receivables at June 30, 2001 were lower due to collections and offset by an increase in the receivable from TCBY related to the management fee.

     Mrs. Fields' working capital decreased by $762,000, or 9.6 percent, to a deficit of $8.7 million at June 30, 2001 from a deficit of $8.0 million at December 30, 2000. This decrease is due to a $293,000 decrease in current assets, primarily cash balances, due from franchisees and licensees and prepaid expenses, compared to a $1.1 million increase in current liabilities, primarily bank overdraft, bank borrowings under the line of credit and accrued interest.

     Long-term assets decreased $8.1 million, or 4.9 percent, to $157.1 million at June 30, 2001 from $165.2 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs as well as accelerated depreciation and amortization due to impairment of certain assets.

     Mrs. Fields' operating activities used cash of $3.0 million for the 26 weeks ended June 30, 2001, primarily from the payment of expenses incurred during the busy holiday season in December 2000, but not paid until January.

     Mrs. Fields utilized $4.9 million of cash in investing activities during the 26 weeks ended June 30, 2001, primarily for capital expenditures relating to new store construction, store remodels and renovations.

     Mrs. Fields obtained $6.8 million in cash from financing activities during the 26 weeks ended June 30, 2001. Cash was obtained primarily by draws on the line of credit as well as bank overdrafts.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does required the Company to carry a receivable from our franchisees and licensees. Mrs. Fields continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' working capital. During the 26 weeks ended June 30, 2001 and July 1, 2000, Mrs. Fields expended cash of $5.1 million and $2.5 million, respectively, for capital assets. The Company expects to expend a total of approximately $14.0 million for capital assets in 2001. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangibles assets after the assets have been initially recognized in the financial statements. These changes include non-amortization of goodwill over a pre-determinable, finite life; rather the goodwill and intangibles would have indefinite useful lives. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. Company will adopt SFAS No. 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS No. 142, the Company will stop amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under SFAS No. 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no significant changes in market risks since the end of the Company's December 30, 2000 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 30, 2000.

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, and the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

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

o    Changes in our relationships with our franchisees and licensees; and

o    Changes in mall customer traffic.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of business, Mrs. Fields is involved in routine litigation, including franchise disputes. Mrs. Fields is not a party to any legal proceedings, which, in the opinion of management of Mrs. Fields, after consultation with legal counsel, is material to Mrs. Fields' business, financial condition or results of operations beyond amounts provided for in the accompanying financial statements.

     Mrs. Fields' stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)  FORMS 8-K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MRS. FIELDS' ORIGINAL COOKIES, INC.

/s/ LARRY A. HODGES                               AUGUST 14, 2001
-----------------------------------               ---------------
LARRY A. HODGES, PRESIDENT AND CEO                DATE


/s/ SANDRA M. BUFFA                               AUGUST 14, 2001
-----------------------------------               ---------------
SANDRA M. BUFFA, SR. VICE PRESIDENT,              DATE
CFO AND TREASURER (CHIEF FINANCIAL
AND PRINCIPAL ACCOUNTING OFFICER)