Form 10-Q/A
period 2001-06-30
MRS FIELDS ORIGINAL COOKIES INC
filed 2001-08-21
CIK 1043482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            26 Weeks Ended    26 Weeks Ended
                                                            June 30, 2001     July 1, 2000
                                                            --------------    --------------
REVENUES:
    Net store and food sales ..........................         $ 63,051          $ 66,435
    Franchising .......................................           11,631            12,043
    Management fee ....................................            6,275             1,333
    Licensing and other ...............................            2,505               361
                                                                --------          --------
        Total revenues ................................           83,462            80,172
                                                                --------          --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs .................           35,359            36,707
    Cost of sales .....................................           21,018            22,001
    General and administrative ........................           14,338            11,460
    Store closure benefit .............................             (175)             (200)
    Depreciation and amortization .....................           11,737            11,989
                                                                --------          --------
        Total operating costs and expenses ............           82,277            81,957
                                                                --------          --------
            Income (loss) from operations .............            1,185            (1,785)
                                                                --------          --------
OTHER INCOME (EXPENSE), net:
    Interest expense ..................................           (8,725)           (9,126)
    Interest income ...................................               24                45
    Other, net ........................................               87                65
                                                                --------          --------
        Total other expense, net ......................           (8,614)           (9,016)
                                                                --------          --------
            Loss before provision for income taxes
              and minority interest....................           (7,429)          (10,801)

PROVISION FOR INCOME TAXES ............................              (13)              (15)
                                                                --------          --------
            Loss before minority interest .............           (7,442)          (10,816)

MINORITY INTEREST .....................................                4               (15)
                                                                --------          --------
            Net loss ..................................         $ (7,438)         $(10,831)
                                                                ========          ========
COMPREHENSIVE LOSS:
    Net loss ..........................................         $ (7,438)         $(10,831)
    Foreign currency translation adjustment ...........              (34)              (75)
                                                                --------          --------
            Comprehensive loss ........................         $ (7,472)         $(10,906)
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

Geographic segment information is as follows (dollars in thousands):

                                                DOMESTIC          INTERNATIONAL        DOMESTIC          INTERNATIONAL
                                             COMPANY-OWNED        COMPANY-OWNED       FRANCHISING         FRANCHISING
TOTAL REVENUES                                  STORES                STORES         AND LICENSING       AND LICENSING
--------------                               -------------        -------------      -------------       -------------
13 weeks ended June 30, 2001 ......            $30,922            $        --            $ 6,202            $    15
13 weeks ended July 1, 2000 .......             32,639                     --              6,242                 56
26 weeks ended June 30, 2001 ......             63,051                     --             14,057                 79
26 weeks ended July 2, 2000 .......             66,435                     --             12,267                137

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
                                                           ========   ============    =============   ============   ============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 13 WEEKS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       PARENT       GUARANTOR    NON-GUARANTOR
                                                       COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      --------     ------------  -------------   ------------    ------------
TOTAL REVENUES .................................      $ 31,546       $  9,799       $    142       $ (1,438)      $ 40,049
                                                      --------       --------       --------       --------       --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ..........        18,039              7             44           (303)        17,787
    Cost of sales ..............................         7,501          4,209             10         (1,134)        10,586
    General and administrative .................         5,540          1,490             97             --          7,127
    Depreciation and amortization ..............         4,792          1,603             10             --          6,405
                                                      --------       --------       --------       --------       --------
          Total operating costs and expenses....        35,872          7,309            161         (1,437)        41,905
                                                      --------       --------       --------       --------       --------
          Income (loss) from operations ........        (4,326)         2,490            (19)            (1)        (1,856)

INTEREST EXPENSE AND
  OTHER, net ...................................        (4,168)           (66)            --             (3)        (4,237)
                                                      --------       --------       --------       --------       --------
    (Loss) income before provision for income
       taxes and minority interest .............        (8,494)         2,424            (19)            (4)        (6,093)

PROVISION FOR INCOME TAXES .....................            (7)            --             --             --             (7)
                                                      --------       --------       --------       --------       --------
    (Loss) income before minority interest......        (8,501)         2,424            (19)            (4)        (6,100)

MINORITY INTEREST ..............................            (5)            --             --              7              2
                                                      --------       --------       --------       --------       --------
NET (LOSS) INCOME ..............................      $ (8,506)      $  2,424       $    (19)      $      3       $ (6,098)
                                                      ========       ========       ========       ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 26 WEEKS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       PARENT       GUARANTOR    NON-GUARANTOR
                                                       COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      --------     ------------  -------------   ------------    ------------
TOTAL REVENUES ..................................      $ 64,746       $ 21,263       $    266       $ (2,813)      $ 83,462
                                                       --------       --------       --------       --------       --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ...........        35,804             17             90           (552)        35,359
    Cost of sales ...............................        15,485          7,767             26         (2,260)        21,018
    General and administrative ..................         8,409          5,570            184             --         14,163
    Depreciation and amortization ...............         8,477          3,206             54             --         11,737
                                                       --------       --------       --------       --------       --------
          Total operating costs and expenses ....        68,175         16,560            354         (2,812)        82,277
                                                       --------       --------       --------       --------       --------
          Income (loss) from operations .........        (3,429)         4,703            (88)            (1)         1,185
INTEREST EXPENSE AND
  OTHER, net ....................................        (8,482)          (129)            --             (3)        (8,614)
                                                       --------       --------       --------       --------       --------
    (Loss) income before provision for income
       taxes and minority interest ..............       (11,911)         4,574            (88)            (4)        (7,429)

PROVISION FOR INCOME TAXES ......................           (13)            --             --             --            (13)
                                                       --------       --------       --------       --------       --------
    (Loss) income before minority interest ......       (11,924)         4,574            (88)            (4)        (7,442)
MINORITY INTEREST ...............................            (3)            --             --              7              4
                                                       --------       --------       --------       --------       --------
NET (LOSS) INCOME ...............................      $(11,927)      $  4,574       $    (88)      $      3       $ (7,438)
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