Form 10-Q
period 2001-09-29
MRS FIELDS ORIGINAL COOKIES INC
filed 2001-11-13
CIK 1043482

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 29, 2001

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


                                       N/A
                               ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 /X/ yes / / no

The registrant had 100 shares of common stock, $0.01 par value, outstanding at November 13, 2001.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
            September 29, 2001 and December 30, 2000 .........................     3

          Condensed Consolidated Statements of Operations for the 13 Weeks
            Ended September 29, 2001 and September 30, 2000 ..................     5

          Condensed Consolidated Statements of Operations for the 39 Weeks
            Ended September 29, 2001 and September 30, 2000 ..................     6

          Condensed Consolidated Statements of Cash Flows for the 39 Weeks
            Ended September 29, 2001 and September 30, 2000 ..................     7

          Notes to Condensed Consolidated Financial Statements ...............     8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................    23

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk ............    30

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ....................................................    31

ITEM 5. Other Information ....................................................    31

ITEM 6. Exhibits and Reports on Form 8-K .....................................    31


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                SEPTEMBER 29,      DECEMBER 30,
                                                                    2001               2000
                                                                ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents ............................         $   2,592          $   3,511
    Accounts receivable, net of allowance for
      doubtful accounts of $232 and $547, respectively ...             2,164              3,263
    Amounts due from franchisees and licensees, net
      of allowance for doubtful accounts of $986
      and $758, respectively .............................             5,679              5,561
    Amounts due from affiliates,net ......................                --                354
    Inventories ..........................................             3,687              4,686
    Prepaid rent and other ...............................             1,517                549
    Assets held for sale .................................               835                 --
                                                                   ---------          ---------
          Total current assets ...........................            16,474             17,924
                                                                   ---------          ---------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements ...............................            38,584             31,100
    Equipment and fixtures ...............................            27,904             26,234
    Land .................................................               240                240
                                                                   ---------          ---------
                                                                      66,728             57,574
    Less accumulated depreciation and amortization .......           (35,545)           (31,597)
                                                                   ---------          ---------
          Net property and equipment .....................            31,183             25,977
                                                                   ---------          ---------
GOODWILL, net of accumulated amortization of $40,509
    and $33,351, respectively.............................           109,702            117,947
                                                                   ---------          ---------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $6,193 and $4,993, respectively ......            12,055             12,129
                                                                   ---------          ---------
DEFERRED LOAN COSTS, net of accumulated amortization
    of $8,662 and $6,762, respectively ...................             6,546              8,446
                                                                   ---------          ---------
OTHER ASSETS .............................................               498                687
                                                                   ---------          ---------
                                                                   $ 176,458          $ 183,110
                                                                   =========          =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                                     SEPTEMBER 29,      DECEMBER 30,
                                                                         2001               2000
                                                                     ------------       ------------
CURRENT LIABILITIES:
    Bank overdraft .........................................         $   3,619          $   2,920
    Bank borrowings under line of credit ...................             5,862                 --
    Current portion of long-term debt ......................               693                658
    Current portion of capital lease obligations ...........               959                970
    Accounts payable .......................................            10,434              9,756
    Accrued liabilities ....................................             2,956              3,718
    Amounts due to affiliates, net .........................               921                 --
    Accrued salaries, wages and benefits ...................             4,047              3,904
    Accrued interest payable ...............................             4,725              1,142
    Current portion of store closure reserve ...............               784              1,498
    Sales tax payable ......................................               687              1,073
    Deferred credits .......................................                73                249
                                                                     ---------          ---------
        Total current liabilities ..........................            35,760             25,888

LONG-TERM DEBT, net of current portion .....................           140,590            141,035

STORE CLOSURE RESERVE, net of current portion ..............             2,050              2,281

DEFERRED REVENUE, net of current portion ...................               593                 --

CAPITAL LEASE OBLIGATIONS, net of current portion ..........               681              1,412
                                                                     ---------          ---------
        Total liabilities ..................................           179,674            170,616
                                                                     ---------          ---------
MINORITY INTEREST ..........................................                28                 51
                                                                     ---------          ---------
STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, $.01 par value; 1,000 shares authorized
      and 100 shares outstanding ...........................                --                 --
    Additional paid-in capital .............................            61,899             61,899
    Accumulated deficit ....................................           (65,009)           (49,370)
    Accumulated other comprehensive loss ...................              (134)               (86)
                                                                     ---------          ---------
        Total stockholder's equity (deficit) ...............            (3,244)            12,443
                                                                     ---------          ---------
                                                                     $ 176,458          $ 183,110
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           13 WEEKS             13 WEEKS
                                                             ENDED                ENDED
                                                      SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                                      ------------------   ------------------
REVENUES:
    Net store and food sales ...................            $ 32,093             $ 34,814
    Franchising ................................               6,037                6,060
    Management fee .............................               3,072                3,100
    Licensing and other ........................                 334                1,216
                                                            --------             --------
        Total revenues .........................              41,536               45,190
                                                            --------             --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ..........              18,410               17,802
    Cost of sales ..............................              10,876               11,581
    General and administrative .................               9,164                8,683
    Store closure provision (benefit) ..........                 249                 (321)
    Depreciation and amortization ..............               5,725                5,503
                                                            --------             --------
        Total operating costs and expenses .....              44,424               43,248
                                                            --------             --------
            (Loss) income from operations ......              (2,888)               1,942
                                                            --------             --------
OTHER INCOME (EXPENSE), net:
    Interest expense ...........................              (4,400)              (4,512)
    Interest income ............................                   8                   12
    Other, net .................................                 (23)                (175)
                                                            --------             --------
        Total other expense, net ...............              (4,415)              (4,675)
                                                            --------             --------
            Loss before provision for income
              taxes and minority interest ......              (7,303)              (2,733)

PROVISION FOR INCOME TAXES .....................                (102)                  (5)
                                                            --------             --------
            Loss before minority interest ......              (7,405)              (2,738)

MINORITY INTEREST ..............................                   4                    9
                                                            --------             --------
            Net loss ...........................            $ (7,401)            $ (2,729)
                                                            ========             ========
COMPREHENSIVE LOSS:
    Net loss ...................................            $ (7,401)            $ (2,729)
    Foreign currency translation adjustment ....                 (13)                  (6)
                                                            --------             --------
            Comprehensive loss .................            $ (7,414)            $ (2,735)
                                                            ========             ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        39 WEEKS ENDED        39 WEEKS ENDED
                                                      SEPTEMBER 29, 2001    SEPTEMBER 30, 2000
                                                      ------------------    ------------------
REVENUES:
    Net store and food sales ...................            $  95,144             $ 101,249
    Franchising ................................               17,668                18,103
    Management fee .............................                9,347                 4,433
    Licensing and other ........................                2,839                 1,577
                                                            ---------             ---------
        Total revenues .........................              124,998               125,362
                                                            ---------             ---------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs ..........               53,769                54,509
    Cost of sales ..............................               31,894                33,582
    General and administrative .................               23,502                20,143
    Store closure provision (benefit) ..........                   74                  (521)
    Depreciation and amortization ..............               17,462                17,492
                                                            ---------             ---------
        Total operating costs and expenses .....              126,701               125,205
                                                            ---------             ---------
            (Loss) income from operations ......               (1,703)                  157
                                                            ---------             ---------
OTHER INCOME (EXPENSE), net:
    Interest expense ...........................              (13,125)              (13,638)
    Interest income ............................                   32                    57
    Other, net .................................                   64                  (110)
                                                            ---------             ---------
        Total other expense, net ...............              (13,029)              (13,691)
                                                            ---------             ---------
            Loss before provision for income
              taxes and minority interest ......              (14,732)              (13,534)

PROVISION FOR INCOME TAXES .....................                 (115)                  (20)
                                                            ---------             ---------
            Loss before minority interest ......              (14,847)              (13,554)

MINORITY INTEREST ..............................                    8                    (6)
                                                            ---------             ---------
            Net loss ...........................            $ (14,839)            $ (13,560)
                                                            =========             =========
COMPREHENSIVE LOSS:
    Net loss ...................................            $ (14,839)            $ (13,560)
    Foreign currency translation adjustment ....                  (48)                  (81)
                                                            ---------             ---------
            Comprehensive loss .................            $ (14,887)            $ (13,641)
                                                            =========             =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              39 WEEKS ENDED        39 WEEKS ENDED
                                                                            SEPTEMBER 29, 2001    SEPTEMBER 30, 2000
                                                                            ------------------    ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................            $(14,839)            $(13,560)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization ...............................              17,462               17,492
         Amortization of deferred loan costs and
            accretion of loan discount ...............................               1,970                2,114
         (Gain) loss on sale of assets ...............................                 (80)                 366
         Minority interest ...........................................                 (23)                   6
         Changes in operating assets and liabilities:
            Accounts receivable, net .................................               1,414                 (185)
            Amounts due from franchisees and licensees, net ..........                (118)                 (71)
            Amounts due from/to affiliates ...........................                 475                   --
            Inventories ..............................................                 999                  581
            Prepaid rent and other ...................................                (968)              (1,243)
            Assets held for sale .....................................                (835)                  --
            Accounts payable .........................................                 678               (4,112)
            Store closure reserve ....................................                (945)              (2,294)
            Accrued liabilities ......................................                (762)              (1,088)
            Accrued salaries, wages and benefits .....................                 143                  414
            Accrued interest payable .................................               3,583                3,476
            Sales tax payable ........................................                (386)                (411)
            Deferred credits .........................................                 417                  (30)
            Other ....................................................                 189                  (66)
                                                                                  --------             --------
               Net cash provided by operating activities .............               8,374                1,389
                                                                                  --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ................................             (13,786)              (4,363)
   Purchase of intangible assets .....................................                (956)                  --
   Proceeds from the sale of assets ..................................                 158                   --
                                                                                  --------             --------
               Net cash used in investing activities .................             (14,584)              (4,363)
                                                                                  --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt .......................................                (480)                (598)
   Bank overdraft ....................................................                 699                   --
   Borrowings under the line of credit ...............................               5,862                2,050
   Principal payments on capital lease obligations ...................                (742)                (688)
   Payment of debt financing costs ...................................                  --                 (262)
   Reduction in preferred stock ......................................                  --               (1,070)
                                                                                  --------             --------
               Net cash provided by (used in) financing activities ...               5,339                 (568)
                                                                                  --------             --------
   Effect of foreign currency exchange rates .........................                 (48)                 (81)
                                                                                  --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................                (919)              (3,623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .................               3,511                4,919
                                                                                  --------             --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .......................            $  2,592             $  1,296
                                                                                  ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ............................................            $  7,572             $  8,111
                                                                                  ========             ========
   Cash paid for income taxes ........................................            $    122             $    219
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

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of September 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Annual Report on Form 10-K.

     The results of operations for the 13 and 39 weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded.

(2)  IMPACT OF EVENTS OF SEPTEMBER 11, 2001

     The events of September 11, 2001 deeply impacted the retail sector, which was already experiencing difficulties from the slowing economy. As a result of the September 11, 2001 tragedies, the Company lost one of its core stores located in the World Trade Center. Additionally, a corporate store located in close proximity to the attacks suffered some inventory loss and property damage.

     The financial impact to these two stores includes property and damage losses, composed of inventory, equipment, fixtures and facilities as well as the loss of future store contribution of the World Trade Center store. In addition, the Company's stores, as well as franchised locations, suffered immediate impact as a result of the attacks. The Company incurred losses of product prepared for the business day of September 11, 2001 as a result of mall closures immediately after the attacks. Consumer confidence reached a fifth month of all time lows as concerns over the economy and impact of a war effort depressed consumer spending.

     The impact on the retail sector is visible in overall same store sales trends of the nation's leading mall-based department stores. In August 2001 these department stores reported same store comparable sales increases of 1.3 percent for the month and a sales decreases year-to-date of 1.7 percent. For the month of September, mall based department stores reported same store comparable sales decreases of 6.1 percent and decreases of 2.4 percent year-to-date.

     Company-owned stores were impacted in a similar manner. In August 2001, the Company's year-over-year same store comparable sales experienced a 2.9 percent decrease. Immediately after the attacks, same store comparable sales declined to an 8.6 percent decrease on a year-over-year basis, leveling off at the end of the month at a negative 6.3 percent as consumers began to return to the malls.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Management has made a preliminary estimate of damages and losses resulting from the September 11, 2001 attacks as follows:

     Contribution lost:
         Retail sales - mall closures September 11th      $   229,000
         Sales trends after September 11th                    472,000
         Associated cost of sales                            (182,000)
                                                          -----------
                                                              519,000
         Catalog / e-tailing contribution lost                 40,000
                                                          -----------
         Total lost contribution                              559,000
         Inventory loss                                       122,000
         Retail labor costs - September 11th                   39,000
         Property and equipment of damaged stores
            (net book value)                                  315,000
                                                          -----------
               Total                                      $ 1,035,000
                                                          ===========

     While it is too early to determine all the damages and losses associated with the attacks, management believes that the above property, equipment and inventory losses are substantially covered by insurance, including business interruption for contribution losses extending longer than 24 hours and directly related to the September 11th events. The property and inventory losses have been recorded as an insurance receivable on the Company's financial statements.

     The general economic slowdown and the events of September 11, 2001 have negatively impacted operating results during the quarter and for the first nine months of 2001, ended September 29, 2001 and may continue to adversely impact the results of operations.

(3)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(4)  STORE CLOSURE RESERVE

     Mrs. Fields' management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or within ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, even though a store was closed in a prior period, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of September 29, 2001, the remaining store closure reserve was $2.8 million.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

The following table presents a summary of the activity in the store closure reserve during the 39 weeks ended September 29, 2001 and September 30, 2000:

                                  MRS. FIELDS INC. AND
                                    ORIGINAL COOKIE                   H&M                     PRETZEL TIME
                                --------------------------  -------------------------   -------------------------

                                                 COMPANY-                    COMPANY-                    COMPANY-
                                  BUSINESS        OWNED       BUSINESS        OWNED       BUSINESS        OWNED
                                COMBINATION      STORES     COMBINATION      STORES     COMBINATION      STORES
                                    AND         UNRELATED       AND         UNRELATED       AND         UNRELATED
                                 SUBSEQUENT        TO        SUBSEQUENT        TO        SUBSEQUENT        TO
                                ADJUSTMENTS   ACQUISITIONS  ADJUSTMENTS   ACQUISITION   ADJUSTMENTS   ACQUISITION
                                -----------   ------------  -----------   -----------   -----------   -----------
Balance, December 30, 2000 .....  $   863       $ 1,219       $   359       $    85       $    65       $    --

Reversal during the 39 weeks
  ended September 29, 2001 .....     (280)          (60)           (9)           (5)           (3)           --
Utilization for the 39 weeks
  ended September 29, 2001 .....     (238)         (377)          (59)          (44)          (25)           --
Additional reserves for
  company-owned stores
  targeted for closure .........      118           364             6             1            --            --
                                  -------       -------       -------       -------       -------       -------
Balance, September 29, 2001 ....  $   463       $ 1,146       $   297       $    37       $    37       $    --
                                  =======       =======       =======       =======       =======       =======
Balance, January 1,  2000 ......  $ 1,614       $ 1,581       $   536       $   294       $   109       $    86

Reversal during the 39 weeks
  ended September 30, 2000 .....      (70)           --            --           (26)           --           (44)
Utilization for the 39 weeks
  ended September 30, 2000 .....     (466)         (439)          (89)         (141)          (33)           --
                                  -------       -------       -------       -------       -------       -------
Balance, September 30, 2000 ....  $ 1,078       $ 1,142       $   447       $   127       $    76       $    42
                                  =======       =======       =======       =======       =======       =======


                                   GREAT AMERICAN COOKIES           PRETZELMAKER                         CONSOLIDATED
                                  -------------------------   -------------------------   ----------------------------------------
                                                                                                            TOTAL
                                                   COMPANY-                    COMPANY-       TOTAL        COMPANY-       TOTAL
                                    BUSINESS        OWNED       BUSINESS        OWNED       BUSINESS        OWNED       BUSINESS
                                  COMBINATION      STORES     COMBINATION      STORES     COMBINATION      STORES     COMBINATIONS
                                      AND         UNRELATED       AND         UNRELATED       AND         UNRELATED       AND
                                   SUBSEQUENT        TO        SUBSEQUENT        TO        SUBSEQUENT        TO         COMPANY-
                                  ADJUSTMENTS   ACQUISITIONS  ADJUSTMENTS   ACQUISITION   ADJUSTMENTS   ACQUISITION   OWNED STORES
                                  -----------   -----------   -----------   -----------   -----------   -----------   ------------
Balance, December 30, 2000 .....    $ 1,113       $    --       $    75       $    --       $ 2,475       $ 1,304       $ 3,779

Reversal during the 39 weeks
  ended September 29, 2001 .....       (158)           --            --            --          (450)          (65)         (515)
Utilization for the 39 weeks
  ended September 29, 2001 .....       (219)           --           (21)          (45)         (562)         (466)       (1,028)
Additional reserves for
  company-owned stores
  targeted for closure .........         --            --            28            81           152           446           598
                                    -------       -------       -------       -------       -------       -------       -------
Balance, September 29, 2001 ....    $   736       $    --       $    82       $    36       $ 1,615       $ 1,219       $ 2,834
                                    =======       =======       =======       =======       =======       =======       =======
Balance, January 1,  2000 ......    $ 1,674       $   545       $   105       $   650       $ 4,038       $ 3,156       $ 7,194

Reversal during the 39 weeks
  ended September 30, 2000 .....         --          (151)           --          (230)          (70)         (451)         (521)
Utilization for the 39 weeks
  ended September 30, 2000 .....       (405)         (160)          (23)          (17)       (1,016)         (757)       (1,773)
                                    -------       -------       -------       -------       -------       -------       -------
Balance, September 30, 2000 ....    $ 1,269       $   234       $    82       $   403       $ 2,952       $ 1,948       $ 4,900
                                    =======       =======       =======       =======       =======       =======       =======


              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 39 weeks ended September 30, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.

                                           MRS. FIELDS INC. AND
                                             ORIGINAL COOKIE        GREAT AMERICAN COOKIES          CONSOLIDATED
                                           --------------------     ----------------------    ---------------------
                                            TO BE       TO BE        TO BE         TO BE       TO BE        TO BE
                                           CLOSED    FRANCHISED     CLOSED      FRANCHISED    CLOSED     FRANCHISED
                                           ------    ----------     ------      ----------    ------     ----------
Balance, January 1, 2000 ............         --          14            6            1            6           15
Stores closed, franchised, or
removed during the 39 weeks ended
September 30, 2000 ..................         --         (12)          (3)          (1)          (3)         (13)
                                             ---         ---          ---          ---          ---          ---
Balance, September 30, 2000 .........         --           2            3           --            3            2
                                             ===         ===          ===          ===          ===          ===

     The following table presents a summary of activity for stores Mrs. Fields identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 39 weeks ended September 30, 2000. All such stores were closed, franchised or removed from the store closure plan in fiscal 2000.

                                           MRS. FIELDS INC. AND
                                             ORIGINAL COOKIE             PRETZEL TIME             CONSOLIDATED
                                           --------------------     ----------------------    ---------------------
                                            TO BE       TO BE        TO BE         TO BE       TO BE        TO BE
                                           CLOSED    FRANCHISED     CLOSED      FRANCHISED    CLOSED     FRANCHISED
                                           ------    ----------     ------      ----------    ------     ----------
Balance, January 1, 2000 ............          3           4          --            1           3           5
Stores closed, franchised, or
removed during the 39 weeks ended
September 30, 2000 ..................         (1)         (2)         --           (1)         (1)         (3)
                                              --          --         ---           --          --          --
Balance, September 30, 2000 .........          2           2          --           --           2           2
                                              ==          ==         ===           ==          ==          ==


(5)  TCBY MANAGEMENT AGREEMENT

     Mrs. Fields has entered into a management agreement (the "TCBY Management Agreement") with its sister company, TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") pursuant to which the corporate and administrative functions of TCBY were outsourced to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.4 million in fiscal 2001.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields is eligible to receive a portion of cost savings in connection with TCBY yogurt and ice cream manufacturing efficiencies realized.

     The Company will also be entitled to receive a fee of approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY, and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah, if TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant, or upon sufficient cash being available from the excess working capital of the dairy processing plant.

     In connection with the amendment and restatement of certain agreements governing TCBY's indebtedness, certain terms of the TCBY Management Agreement were amended to provide for the retention of certain amounts payable under the TCBY Management Agreement, the release of such amounts based on compliance with a ratio test within TCBY's credit agreement, and that the payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. The amendment also reflects changes to the TCBY Management Agreement relating to (i) the

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

allocation of certain manufacturing cost savings among the Company, TCBY and the dairy processing plant, and (ii) the payment of the $2.4 million expense reimbursement related to the transfer of the management function of TCBY to Salt Lake City, Utah, the retained amount at September 29, 2001 was $500,000 and is included in the balance sheet as part of amounts due to affiliates, net.

      Amounts due to/from affiliates are comprised of amounts due to/from
TCBY and other related parties. The Company has receivables of approximately $388,000 from Mrs. Fields' Holding Company, Inc. and Mrs. Fields' Famous Brands, $145,000 from a minority-owned subsidiary and $1.6 million from TCBY for the annual management fee, various marketing expenditures incurred in behalf of TCBY's advertising fund and the sale of inventory from the Company to TCBY. These receivables are offset by a payable of approximately $3 million to TCBY for the purchase of equipment.

     During the 39 weeks ended September 29, 2001, the Company capitalized $570,000 of franchise fees paid to TCBY as intangible assets in connection with the roll out of TCBY products in 45 Company-owned stores.

(6)  MERGER AGREEMENT

     On September 29, 2001, Mrs. Fields' Holding completed a reorganization (the "Mrs. Fields Reorganization"), pursuant to which the stockholders and optionholders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to Mrs. Fields Famous Brands, Inc., a Delaware corporation ("Holdco"), in exchange for the same number of shares of common stock of Holdco, preferred stock of Holdco and Holdco options with essentially the same terms, except that the holders of the Holdco preferred stock have the right to vote together with the holders of the Holdco common stock on matters submitted to the vote of the common stockholders.

     Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of Holdco merged (the "Merger") with and into TCBY Holding Company, Inc.("TCBYH"). As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBYH have become first tier subsidiaries of Holdco. See also "Overview" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     No "change of control" of Mrs. Fields' Holdings or its subsidiaries, including the Company, occurred under the Indenture governing the 14% Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8% Senior Notes due 2004 of the Company, or agreements governing Mrs. Fields' other indebtedness.

(7)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields using two reportable operating segments; namely, (1) Company-owned stores and related activity and
(2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The Company-owned stores segment consists of cookie, pretzel, and combination stores owned and operated by Mrs. Fields and sales from its catalog/e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees, and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

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


                                              COMPANY-OWNED        FRANCHISING,
                                            STORES, INCLUDING     LICENSING AND
                                            CATALOG/E-TAILING        OTHER                TOTAL
                                            -----------------     -------------          -------
13 WEEKS ENDED SEPTEMBER 29, 2001
Segment revenues ....................            $ 32,093            $  6,371            $ 38,464
Contribution margin .................               4,939               4,239               9,178

13 WEEKS ENDED SEPTEMBER 30, 2000
Segment revenues ....................            $ 34,814            $  7,276            $ 42,090
Contribution margin .................               7,861               4,846              12,707

39 WEEKS ENDED SEPTEMBER 29, 2001
Segment revenues ....................            $ 95,144            $ 20,507            $115,651
Contribution margin .................              16,013              13,975              29,988

39 WEEKS ENDED SEPTEMBER 30, 2000
Segment revenues ....................            $101,249            $ 19,680            $120,929
Contribution margin .................              20,247              12,591              32,838

The reconciliation of contribution margin to net loss is as follows (dollars in thousands):

                                                  13 WEEKS             13 WEEKS             39 WEEKS             39 WEEKS
                                                    ENDED               ENDED                ENDED                ENDED
                                            SEPTEMBER 29, 2001   SEPTEMBER 30, 2000   SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                            ------------------   ------------------   ------------------   ------------------
Contribution margin ......................        $  9,178             $ 12,707             $ 29,988             $ 32,838
Management fee revenue ...................           3,072                3,100                9,347                4,433
General and administrative expense (1) ...          (9,413)              (8,362)             (23,576)             (19,622)
                                                  --------             --------             --------             --------
    EBITDA (2) ...........................           2,837                7,445               15,759               17,649
Depreciation and amortization ............          (5,725)              (5,503)             (17,462)             (17,492)
Interest expense .........................          (4,400)              (4,512)             (13,125)             (13,638)
Other, net ...............................            (113)                (159)                 (11)                 (79)
                                                  --------             --------             --------             --------
    Net loss .............................        $ (7,401)            $ (2,729)            $(14,839)            $(13,560)
                                                  ========             ========             ========             ========

(1)  Includes store closure benefit and provision.

(2) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt.

     Geographic segment information is as follows (dollars in thousands):

                                                     DOMESTIC      INTERNATIONAL       DOMESTIC     INTERNATIONAL     DOMESTIC
                                                  COMPANY-OWNED    COMPANY-OWNED     FRANCHISING     FRANCHISING     MANAGEMENT
TOTAL REVENUES                                        STORES           STORES       AND LICENSING   AND LICENSING    FEE REVENUE
--------------                                    -------------    -------------    -------------   -------------    -----------
13 weeks ended September 29, 2001..............     $  32,093        $     --       $      6,305     $       66      $    3,072
13 weeks ended September 30, 2000..............        34,814              --              7,187             89           3,100
39 weeks ended September 29, 2001..............        95,144              --             20,287            220           9,347
39 weeks ended September 30, 2000..............       101,249              --             19,454            226           4,433

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues and income from foreign operations are immaterial.

              MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     One customer who manufactures and sells ready-to-eat cookies, under our registered trademarks, accounted for 93.4 percent, or $2.7 million, of the licensing and other revenue during the 39 weeks ended September 29, 2001. No customers accounted for more than 10 percent of Mrs. Fields' total revenues or individual segment's revenues during the 39 weeks ended September 30, 2000.

(8)  TAX SHARING DISTRIBUTION

     The Company and Mrs. Fields' Holding have entered into a tax sharing agreement under the terms of which the Company distributed $800,000 to Mrs. Fields' Holding during 39 weeks ended September 29, 2001. The Company did not make any tax sharing distributions during the 39 weeks ended September 30, 2000.

     On the closing date of the Mrs. Fields Reorganization, Mrs. Fields' Holding and its subsidiaries, including the Company, entered into an Amended and Restated Tax Allocation Agreement and a Supplement thereto, in order, among other things, (i) to reflect the fact that Holdco will replace Mrs. Fields' Holding as the common parent of the consolidated tax group, which includes Mrs. Fields' Holding, TCBYH and each of their respective subsidiaries, including the Company (the "Group"), and (ii) to provide for the equitable compensation of Mrs. Fields' Holding or its subsidiaries for the expected utilization of all or a part of certain consolidated net operating loss carryforwards, which existed at Mrs. Fields' Holding prior to the Mrs. Fields Reorganization and the Merger, by TCBYH and its subsidiaries to offset certain consolidated taxable income of the Group.

(9)  BORROWINGS UNDER LINE OF CREDIT

     The Company's credit facility covenants have been amended to require that Mrs. Fields' capital expenditures for the year ended December 29, 2001 shall not exceed $14 million net of stores built and sold to franchisees and that the Company's debt coverage ratio be greater than 0.6 to 1 for the four quarters ended September 29, 2001. The Company was in compliance with these covenants at September 29, 2001.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 29, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         PARENT        GUARANTOR      NON-GUARANTOR
                                                        COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ---------      ------------    -------------   ------------    ------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents .....................    $   2,516       $      --       $      76       $      --       $   2,592
    Accounts receivable, net ......................        1,163             946              55              --           2,164
    Amounts due from franchisees and
      licensees, net ..............................        2,089           3,560              30              --           5,679
    Inventories ...................................        2,919             764               4              --           3,687
    Other current assets ..........................       14,042         (11,110)           (580)             --           2,352
                                                       ---------       ---------       ---------       ---------       ---------
      Total current assets ........................       22,729          (5,840)           (415)             --          16,474

  PROPERTY AND EQUIPMENT, net .....................       29,196           1,942              45              --          31,183
  INTANGIBLES, net ................................       58,549          69,560             194              --         128,303
  INVESTMENT IN SUBSIDIARIES ......................       65,103              --              --         (65,103)             --
  OTHER ASSETS ....................................          360              44              --              94             498
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 175,937       $  65,706       $    (176)      $ (65,009)      $ 176,458
                                                       =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)
  CURRENT LIABILITIES:
    Current portion of long-term debt
      and capital lease obligations ...............    $   1,580       $      72       $      --       $      --       $   1,652
    Bank overdraft and bank borrowings
      under the line of credit ....................        8,862             619              --              --           9,481
    Accounts payable ..............................       10,139             293               2              --          10,434
    Accrued liabilities ...........................       12,810             528              32             823          14,193
                                                       ---------       ---------       ---------       ---------       ---------
      Total current liabilities ...................       33,391           1,512              34             823          35,760
  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion ........................      141,269               2              --              --         141,271
  STORE CLOSURE RESERVE, net of
    current portion ...............................        2,834              --              --            (784)          2,050
  DEFERRED REVENUE, net of current portion ........           --             632              --             (39)            593
  MINORITY INTEREST ...............................           28              --              --              --              28
  STOCKHOLDER'S EQUITY (DEFICIT) ..................       (1,585)         63,560            (210)        (65,009)         (3,244)
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 175,937       $  65,706       $    (176)      $ (65,009)      $ 176,458
                                                       =========       =========       =========       =========       =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 13 WEEKS ENDED SEPTEMBER 29, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        PARENT        GUARANTOR      NON-GUARANTOR
                                                       COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ---------      ------------    -------------   ------------    ------------
TOTAL REVENUES ................................       $ 32,821        $ 10,094        $    119        $ (1,498)       $ 41,536
                                                      --------        --------        --------        --------        --------

OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ...........         18,669             (20)             49            (288)         18,410
  Cost of sales ...............................          8,227           3,843              15          (1,209)         10,876
  General and administrative ..................          5,575           3,676             162              --           9,413
  Depreciation and amortization ...............          4,112           1,603              10              --           5,725
                                                      --------        --------        --------        --------        --------
    Total operating costs and expenses ........         36,583           9,102             236          (1,497)         44,424
                                                      --------        --------        --------        --------        --------
    (Loss) income from operations .............         (3,762)            992            (117)             (1)         (2,888)

INTEREST EXPENSE AND OTHER, net ...............         (4,340)            (70)             --              (5)         (4,415)
                                                      --------        --------        --------        --------        --------
  (Loss) income before provision for income
    taxes and minority interest ...............         (8,102)            922            (117)             (6)         (7,303)
PROVISION FOR INCOME TAXES ....................           (102)             --              --              --            (102)
                                                      --------        --------        --------        --------        --------
  (Loss) income before minority interest ......         (8,204)            922            (117)             (6)         (7,405)
MINORITY INTEREST .............................             12              --              --              (8)              4
                                                      --------        --------        --------        --------        --------
NET (LOSS) INCOME .............................       $ (8,192)       $    922        $   (117)       $    (14)       $ (7,401)
                                                      ========        ========        ========        ========        ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 39 WEEKS ENDED SEPTEMBER 29, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        PARENT        GUARANTOR       NON-GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------      ------------     -------------    ------------     ------------
TOTAL REVENUES ................................       $  97,619        $  31,332        $     385        $  (4,338)       $ 124,998
                                                      ---------        ---------        ---------        ---------        ---------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ...........          54,495              (23)             138             (841)          53,769
  Cost of sales ...............................          23,741           11,610               41           (3,498)          31,894
  General and administrative ..................          13,853            9,245              346              132           23,576
  Depreciation and amortization ...............          12,588            4,809               65               --           17,462
                                                      ---------        ---------        ---------        ---------        ---------
    Total operating costs and expenses ........         104,677           25,641              590           (4,207)         126,701
                                                      ---------        ---------        ---------        ---------        ---------
    (Loss) income from operations .............          (7,058)           5,691             (205)            (131)          (1,703)

INTEREST EXPENSE AND OTHER, net ...............         (12,821)            (198)              --              (10)         (13,029)
                                                      ---------        ---------        ---------        ---------        ---------
  (Loss) income before provision for income
    taxes and minority interest ...............         (19,879)           5,493             (205)            (141)         (14,732)

PROVISION FOR INCOME TAXES ....................            (115)              --               --               --             (115)
                                                      ---------        ---------        ---------        ---------        ---------
  (Loss) income before minority interest ......         (19,994)           5,493             (205)            (141)         (14,847)

MINORITY INTEREST .............................               8               --               --               --                8
                                                      ---------        ---------        ---------        ---------        ---------
NET (LOSS) INCOME .............................       $ (19,986)       $   5,493        $    (205)       $    (141)       $ (14,839)
                                                      =========        =========        =========        =========        =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE 39 WEEKS ENDED SEPTEMBER 29, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           PARENT      GUARANTOR     NON-GUARANTOR
                                                          COMPANY     SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                         ---------    ------------   -------------    ------------     ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES .................................  $  8,072      $    263        $   (124)       $    163        $  8,374
                                                          --------      --------        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment and
    intangibles, net ...................................   (14,742)           --              --              --         (14,742)
  Proceeds from the sale of assets .....................       158            --              --              --             158
                                                          --------      --------        --------        --------        --------
      Net cash used in investing activities ............   (14,584)           --              --              --         (14,584)
                                                          --------      --------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt and capital
    lease obligations ..................................    (1,578)          356              --              --          (1,222)
  Payment of debt financing costs ......................        --            --              --              --              --
  Bank overdraft and borrowings under the
    line of credit .....................................     7,180          (619)             --              --           6,561
                                                          --------      --------        --------        --------        --------
      Net cash provided by (used in) financing
        activities .....................................     5,602          (263)             --              --           5,339
                                                          --------      --------        --------        --------        --------
  Effect of foreign exchange rate
    changes on cash ....................................        --            --             (48)             --             (48)
                                                          --------      --------        --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................      (910)           --            (172)            163            (919)
CASH AND CASH EQUIVALENTS, beginning of the period .....     3,426            --             248            (163)          3,511
                                                          --------      --------        --------        --------        --------
CASH AND CASH EQUIVALENTS, end of the period ...........  $  2,516      $     --        $     76        $     --        $  2,592
                                                          ========      ========        ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ........................................  $  7,549      $     23        $     --        $     --        $  7,572
  Income taxes paid ....................................        46            76              --              --             122

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                  PARENT       GUARANTOR      NON-GUARANTOR
                                                 COMPANY      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                ---------     ------------    -------------     ------------     ------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ...........       $   3,426       $      --        $     248        $    (163)       $   3,511
    Accounts receivable, net ............           3,032             233               71              (73)           3,263
    Amounts due from franchisees and
      licensees, net ....................           1,229           4,332               --               --            5,561
    Inventories .........................           3,973             709                4               --            4,686
    Other current assets and amounts
      due from (to) affiliates, net .....          19,335         (17,888)            (544)              --              903
                                                ---------       ---------        ---------        ---------        ---------
        Total current assets ............          30,995         (12,614)            (221)            (236)          17,924
PROPERTY AND EQUIPMENT, net .............          23,695           2,187               95               --           25,977
INTANGIBLES, net ........................          64,037          74,269              216               --          138,522
INVESTMENT IN SUBSIDIARIES ..............          65,011              --               --          (65,011)              --
OTHER ASSETS ............................             545              44               --               98              687
                                                ---------       ---------        ---------        ---------        ---------
                                                $ 184,283       $  63,886        $      90        $ (65,149)       $ 183,110
                                                =========       =========        =========        =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations .......       $      --       $      --        $      --        $   1,628        $   1,628
  Accounts payable and bank overdraft ...           5,390             542                7            6,737           12,676
  Accrued liabilities ...................          15,637           1,149               25           (5,227)          11,584
                                                ---------       ---------        ---------        ---------        ---------
        Total current liabilities .......          21,027           1,691               32            3,138           25,888
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, net of current portion ...         143,894             430               --           (1,877)         142,447
STORE CLOSURE RESERVE, net of
  current portion .......................           3,779              --               --           (1,498)           2,281
MINORITY INTEREST .......................              --              --               --               51               51
STOCKHOLDER'S EQUITY ....................          15,583          61,765               58          (64,963)          12,443
                                                ---------       ---------        ---------        ---------        ---------
                                                $ 184,283       $  63,886        $      90        $ (65,149)       $ 183,110
                                                =========       =========        =========        =========        =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 13 WEEKS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    PARENT        GUARANTOR      NON-GUARANTOR
                                                   COMPANY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ---------      ------------    -------------  ------------    ------------
NET REVENUES ...............................       $ 39,202        $  7,100        $    159       $ (1,271)       $ 45,190
                                                   --------        --------        --------       --------        --------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ........         18,056              --              35           (289)         17,802
  Cost of sales ............................         10,120           2,430              13           (982)         11,581
  General and administrative ...............          8,209             126              27             --           8,362
  Depreciation and amortization ............          3,804           1,683              16             --           5,503
                                                   --------        --------        --------       --------        --------
    Total operating costs and expenses .....         40,189           4,239              91         (1,271)         43,248
                                                   --------        --------        --------       --------        --------
    Income (loss) from operations ..........           (987)          2,861              68             --           1,942

INTEREST EXPENSE AND OTHER, net ............         (4,590)            (84)             --             (1)         (4,675)
                                                   --------        --------        --------       --------        --------
  (Loss) income before provision for
    income taxes and minority interest .....         (5,577)          2,777              68             (1)         (2,733)
PROVISION FOR INCOME TAXES .................             (5)             --              --             --              (5)
                                                   --------        --------        --------       --------        --------
  (Loss) income before minority interest ...         (5,582)          2,777              68             (1)         (2,738)
EQUITY IN NET LOSS OF CONSOLIDATED
  SUBSIDIARIES .............................             --              --              --              9               9
                                                   --------        --------        --------       --------        --------
NET (LOSS) INCOME ..........................       $ (5,582)       $  2,777        $     68       $      8        $ (2,729)
                                                   ========        ========        ========       ========        ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE 39 WEEKS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 PARENT        GUARANTOR      NON-GUARANTOR
                                                COMPANY       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------    -------------    ------------     ------------
NET REVENUES ...........................       $ 109,416        $  19,380        $     437       $  (3,871)       $ 125,362
                                               ---------        ---------        ---------       ---------        ---------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ....          55,227               --              139            (857)          54,509
  Cost of sales ........................          29,467            7,089               40          (3,014)          33,582
  General and administrative ...........          19,531               (4)              95              --           19,622
  Depreciation and amortization ........          12,644            4,824               24              --           17,492
                                               ---------        ---------        ---------       ---------        ---------
    Total operating costs and expenses .         116,869           11,909              298          (3,871)         125,205
                                               ---------        ---------        ---------       ---------        ---------
    Income (loss) from operations ......          (7,453)           7,471              139              --              157

INTEREST EXPENSE AND OTHER, net ........         (13,361)            (329)              --              (1)         (13,691)
                                               ---------        ---------        ---------       ---------        ---------
  (Loss) income before provision for
    income taxes and minority interest .         (20,814)           7,142              139              (1)         (13,534)
PROVISION FOR INCOME TAXES .............             (20)              --               --              --              (20)
                                               ---------        ---------        ---------       ---------        ---------
  (Loss) income before minority interest         (20,834)           7,142              139              (1)         (13,554)

MINORITY INTEREST ......................              --               --               --              (6)              (6)
                                               ---------        ---------        ---------       ---------        ---------
NET (LOSS) INCOME ......................       $ (20,834)       $   7,142        $     139       $      (7)       $ (13,560)
                                               =========        =========        =========       =========        =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE 39 WEEKS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       PARENT        GUARANTOR     NON-GUARANTOR
                                                      COMPANY       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     ---------      ------------   -------------   ------------     ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES .........................       $   226        $ 1,012        $   151       $         --       $ 1,389
                                                       -------        -------        -------       ------------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......        (3,834)          (529)            --                 --        (4,363)
                                                       -------        -------        -------       ------------       -------
  Net cash used in investing activities ........        (3,834)          (529)            --                 --        (4,363)
                                                       -------        -------        -------       ------------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt and capital
    lease obligations ..........................        (1,079)          (207)            --                 --        (1,286)
  Borrowings under line of credit ..............         2,050             --             --                 --         2,050
  Payment of debt financing fees ...............          (262)            --             --                 --          (262)
  Reduction in preferred stock .................            --         (1,070)            --                 --        (1,070)
                                                       -------        -------        -------       ------------       -------
      Net cash provided by (used in) financing
        activities .............................           709         (1,277)            --                 --          (568)
                                                       -------        -------        -------       ------------       -------
  Effect of foreign currency exchange rates ....           (81)            --             --                 --           (81)
                                                       -------        -------        -------       ------------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..................................        (2,980)          (794)           151                 --        (3,623)
CASH AND CASH EQUIVALENTS, beginning of
  the period ...................................         3,886            792            241                 --         4,919
                                                       -------        -------        -------       ------------       -------
CASH AND CASH EQUIVALENTS, end of the period ...       $   906        $    (2)       $   392       $         --       $ 1,296
                                                       =======        =======        =======       ============       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ................................       $ 7,772        $   339        $    --       $        --        $ 8,111
  Income taxes paid ............................           219             --             --                --            219

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc., which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc. ("TCBY") under a common parent. (See Note 6 to Condensed Consolidated Financial Statements.)

     Capricorn Investors II, L.P., the Mrs. Fields' Holding majority shareholder prior to the combination, acquired a majority interest in Mrs. Fields in 1996. In late 1999 and early 2000, Mrs. Fields considered the acquisition of TCBY; however, because of debt limitations imposed upon Mrs. Fields' Holding by an indenture governing its senior notes, Mrs. Fields' Holding could not move forward with an acquisition at that time. Instead, following a determination of the Mrs. Fields Board of Directors that such an acquisition would not constitute the wrongful taking of a corporate opportunity, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., acquired a majority interest in TCBY on June 1, 2000.

     In connection with the acquisition by Capricorn Investors III, L.P., Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations. On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable and the release of such amounts based upon compliance with a ratio test included in a TCBY credit facility and agreed that the payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. Included in amounts due to affiliates, net on the September 29, 2001 Condensed Consolidated Balance Sheet, is $500,000 related to such retention amount.

     Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of September 29, 2001, Mrs. Fields owned and operated 155 Mrs. Fields Cookies stores, 48 Original Cookie Company stores, 89 Great American Cookies stores, 37 Hot Sam Pretzels stores, 92 Pretzel Time stores and 9 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 837 stores in the United States and 120 stores in several other countries.

     Mrs. Fields' business follows seasonal trends and is also affected by climate and weather conditions, which in turn affect mall traffic. Because Mrs. Fields' stores are heavily concentrated in shopping malls, Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Consumer traffic in the malls is lower in 2001 than experienced in 2000 with retailers attracting 8.0 percent to 18.0 percent fewer shoppers in July through September, 2001 compared with prior year levels. Additionally, as more fully discussed under "Results of Operations," the retail sector and the Company have been significantly affected by the terrorist attacks of September 11, 2001. Mrs. Fields typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000 (dollars in thousands).

                                                 FOR THE 13 WEEKS ENDED                      FOR THE 39 WEEKS ENDED
                                              ----------------------------    % CHANGE    -----------------------------   % CHANGE
                                              SEPTEMBER 29,  SEPTEMBER 30,      FROM      SEPTEMBER 29,  SEPTEMBER 30,      FROM
                                                  2001           2000       2000 TO 2001     2001            2000       2000 TO 2001
                                              -------------  -------------  ------------  -------------  -------------  ------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
   Net store and food sales ................   $  32,093      $  34,814         (7.8)     $  95,144       $ 101,249           (6.0)
   Franchising .............................       6,037          6,060          (.4)        17,668          18,103           (2.4)
   Management fee revenue ..................       3,072          3,100          (.9)         9,347           4,433          110.9
   Licensing and other .....................         334          1,216        (72.5)         2,839           1,577           80.0
                                               ---------      ---------                   ---------       ---------
     Total revenues ........................      41,536         45,190         (8.1)       124,998         125,362            (.3)
                                               ---------      ---------                   ---------       ---------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs .......      18,410         17,802          3.4         53,769          54,509           (1.4)
   Cost of sales ...........................      10,876         11,581         (6.1)        31,894          33,582           (5.0)
   General and administrative ..............       9,164          8,683          5.5         23,502          20,143           16.7
   Store closure provision (benefit) .......         249           (321)        --               74            (521)          --
   Depreciation and amortization ...........       5,725          5,503          4.0         17,462          17,492            (.2)
                                               ---------      ---------                   ---------       ---------
     Total operating costs and expenses ....      44,424         43,248          2.7        126,701         125,205            1.2
                                               ---------      ---------                   ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense ........................      (4,400)        (4,512)        (2.5)       (13,125)        (13,638)          (3.8)
   Interest income .........................           8             12        (33.3)            32              57          (43.9)
   Other, net ..............................        (121)          (171)       (29.2)           (43)           (136)         (68.4)
                                               ---------      ---------                   ---------       ---------
     Total other, net ......................      (4,513)        (4,671)        (3.4)       (13,136)        (13,717)          (4.2)
                                               ---------      ---------                   ---------       ---------
     Net loss ..............................   $  (7,401)     $  (2,729)       171.2      $ (14,839)      $ (13,560)           9.4
                                               =========      =========                   =========       =========

     The terrorist attacks of September 11, 2001 negatively impacted the retail sector. The Company experienced negative effects of the attacks on September 11, 2001 including mall closures on the day of the attacks, as well as a decrease in mall traffic on the days following, which resulted in a decrease in overall sales. Prior to the attacks, sales for stores that had been open one year or longer reflected a decrease of 2.5 percent in same store sales for the eight months ended August 25, 2001 when compared to the same prior year period. As a result of the attacks, the same store sales for the month of September reflected a decrease of 6.3 percent. With the general economic slow down, as well as the events of September 11, 2001, the Company anticipates that the decrease in sales activity will continue for an undetermined period of time.

13 WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE 13 WEEKS ENDED
SEPTEMBER 30, 2000

     As of September 29, 2001, there were 430 Company-owned stores and 957 franchised or licensed stores in operation. The store activity for the 13 weeks ended September 29, 2001 and September 30, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY                   SEPTEMBER 29, 2001          SEPTEMBER 30, 2000
                                                                        ----------------------     -----------------------
                                                                        COMPANY-   FRANCHISED      COMPANY-    FRANCHISED
                                                                         OWNED     OR LICENSED      OWNED      OR LICENSED
                                                                        --------   -----------     --------    -----------
Stores open as of the beginning of the 13 weeks ended..............        414          947           434           967
    Stores opened (including relocations)..........................         25           27             3            20
    Stores closed (including relocations)..........................        (10)         (16)           (8)          (18)
    Stores sold to franchisees.....................................         (2)           2            (1)            1
    Non-continuing (exit plan) stores closed.......................          -            -             -            (1)
    Non-continuing (exit plan) stores franchised...................          -            -            (1)            1
    Stores acquired from franchisees...............................          3           (3)            -             -
                                                                        ------       ------        ------        ------
Stores open as of the end of the 13 weeks ended....................        430          957           427           970
                                                                        ======       ======        ======        ======

REVENUES

     NET STORE AND FOOD SALES. Total net store and food sales decreased $2.7 million, or 7.8 percent, from $34.8 million to $32.1 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. Decreases in stores and mail order sales comprised 68.5 percent of this decrease. Sales decreased 5.1 percent for mall stores that had been open one year or more when compared to the same prior year period resulting in a decrease in same store comparable sales of $1.5 million. Catalog/e-tailing sales for the 13 weeks ended September 29, 2001 decreased $337,000, or 17.2 percent, compared to the 13 weeks ended September 30, 2000. The primary reason for the decrease in both the stores and catalog/e-tailing was a result of the general economic slow down combined with the terrorist attacks on September 11, 2001. Also, the catalog/e-tailing business had a larger order in 2000 that did not recur in 2001. Sales of refrigerated cookie dough product in retail markets decreased $852,000, or 81.8 percent, to $189,000 for the 13 weeks ended September 29, 2001, compared to the 13 weeks ended September 30, 2000. This decrease was attributable to a discontinued product line, which had a low contribution margin.

     FRANCHISING REVENUES. Franchising revenues were comparable at $6.0 million to $6.1 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. This resulted from the decrease in recurring franchise royalties due to the general economic slow down and 13 fewer franchised locations opened during the current period, offset, in part, by initial franchise fees for the period of $470,000. Sales of cookie dough from the Atlanta batter facility to our Great American Cookie franchisees were flat between the periods.

     MANAGEMENT FEE REVENUE. TCBY Management Agreement revenue of $3.1 million during the current quarter was comparable to the management fee revenue during the 13 weeks ended September 30, 2000 of $3.1 million.

     LICENSING AND OTHER REVENUES. Licensing revenues decreased $882,000, from $1.2 million to $334,000 for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The decrease in licensing revenues was principally the result of royalty revenues recognized in the quarter ended September 30, 2001 under an agreement with a national manufacturer of cookies for the sale of cookies branded under the Mrs. Fields name. For the 13 week period ended September 29, 2001, the Company recognized licensing revenues of $236,000 while for the same prior year period the Company recognized licensing revenue of $707,000. For the most part this difference is due to the Company recording deferred income under the agreement of $290,000 during the 13 week period ended September 29, 2001. During the 13 weeks ended September 29, 2001, the Company entered into a licensing agreement with a licensee in Japan for specific territories within Japan. Revenue associated with this license agreement is being amortized over the initial term of the license of five years or based upon the specific opening of franchised units as defined in the licensing agreement.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $608,000 or 3.4 percent, from $17.8 million to $18.4 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The increase in selling and store occupancy costs is principally attributable to increased labor costs. Labor costs increased $343,000, or 4.2 percent, from the 13 weeks ended September 30, 2000 to the comparable period ended September 29, 2001. This increase was the result of general pay increases and the addition of three stores that were opened in the 13 week period ended 2001. Store labor costs increased as a percent of store sales by 2.8 percentage points.

     The remaining increases in selling and store occupancy costs were the result of an increase in rents of $41,000 for three additional stores opened during the 2001 period versus 2000, and an increase in other occupancy costs of $224,000, or 7.6 percent. This was a result of increases in utility charges resulting from the Western U.S. energy crisis, and additional repairs and maintenance at the stores.

     COST OF SALES. Total cost of sales decreased $705,000, or 6.1 percent, from $11.6 million to $10.9 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. Cost of sales as a percent of net store and food sales increased 0.6 percentage points, from 33.9 percent to
33.3 percent for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. This increase was principally due to an increase in raw material costs and a change in the product mix, including smoothies and other products that have lower cost margins.

     STORE CLOSURE PROVISION (BENEFIT). Store closure provision increased $570,000 from a benefit of $321,000 for the 13 weeks ended September 30, 2000 to a provision of $249,000 for the 13 weeks ended September 29, 2001 due to the inclusion of additional company-owned stores being closed during the period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $481,000, or 5.5 percent, from $8.7 million to $9.2 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to an increase of health insurance costs of $213,000 and a write off of bad debts in the amount of $122,000.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense of $5.7 million for the 13 weeks ended September 29, 2001 was comparable to the 13 weeks ended September 30, 2000 of $5.5 million.

     TOTAL OTHER. Interest expense for the 13 weeks ended September 29, 2001, decreased by $112,000, or 2.5 percent, compared to the prior year period. This was due to lower interest rates incurred under the Company's line of credit and lower capital lease balances outstanding during the period . Interest income for the 13 weeks ended September 29, 2001 was comparable to the 13 weeks ended September 30, 2000. Other expense, net decreased by $50,000, from $171,000 to $121,000 for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The amount is comprised of losses on stores closed or franchised in the current period and a tax provision of $102,000.

39 WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE 39 WEEKS ENDED
SEPTEMBER 30, 2000

     As of September 29, 2001, there were 430 Company-owned stores and 957 franchised or licensed stores in operation. The store activity for the 39 weeks ended September 29, 2001 and September 30, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LEASED STORE ACTIVITY                       SEPTEMBER 29, 2001               SEPTEMBER 30, 2000
                                                                         ------------------------        -------------------------
                                                                         COMPANY-     FRANCHISED         COMPANY-      FRANCHISED
                                                                          OWNED       OR LICENSED         OWNED        OR LICENSED
                                                                         -------      -----------        --------      -----------
Stores open as of the beginning of the 39 weeks ended.........              420            951              462             981
      Stores opened (including relocations)...................               34             63                7              97
      Stores closed (including relocations)...................              (25)           (56)             (29)           (116)
      Stores sold to franchisees..............................               (6)             6               (7)              7
      Non-continuing (exit plan) stores closed................                -              -               (3)             (2)
      Non-continuing (exit plan) stores franchisees...........                -              -               (4)              4
      Stores acquired from franchisees........................                7             (7)               1              (1)
                                                                         ------         ------           ------         -------
Stores open as of the end of 39 weeks ended...................              430            957              427             970
                                                                         ======         ======           ======         =======

REVENUES

     NET STORE AND FOOD SALES. Total net store and food sales decreased $6.1 million, or 6.0 percent, from $101.2 million to $95.1 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. Same store sales for the 39 week period ended September 29, 2001 experienced a $2.5 million decrease, or 3.0 percent, compared to the same period of the prior year. Additionally, store sales in the aggregate decreased $3.2 million as the result of the timing of the opening of new stores and the closing of existing stores. The decrease in the same store comparable sales for the 39 week period was principally due to the general economic slow down and the impact of the events of September 11, 2001. Catalog/e-tailing sales for the 39 weeks ended September 29, 2001 increased $856,000, or 16.8 percent, compared to the 39 weeks ended September 30, 2000. Sales of refrigerated cookie dough product in retail markets decreased $1.3 million or 66.9 percent to $642,000 for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. This decrease was attributable to discontinued relationships in the retail sales industry.

     FRANCHISING REVENUES. Franchising revenues decreased $435,000, or 2.4 percent, from $18.1 million to $17.7 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. This decrease in recurring franchise royalties is a result of the decline in sales by the franchisees due to the general economic slow down and 13, or 1.3 percent, fewer franchised locations open during the current period offset, in part, by initial franchise fees for the period of $820,000. Sales of cookie dough from the Atlanta batter facility to Great American Cookies franchisees were flat between the periods.

     MANAGEMENT FEE REVENUE. The Company received TCBY Management Agreement revenue of $9.3 million during the 39 weeks ended September 29, 2001 to manage TCBY. The management fee revenue during the 39 weeks ended September 30, 2000 was $4.4 million, representing four months of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $1.2 million from $1.6 million to $2.8 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. During the 39 weeks ended September 29, 2001, the Company recognized revenue of $950,000 for the sale of certain recipes and royalty revenues of $1.7 million under an agreement with a national manufacturer of cookies for the sale of cookies branded under Mrs. Fields name and sold through specific retail channels and geographic locations. During the same 39 week period in 2000, the Company recognized royalty revenues under this agreement of $707,000.

     During the 39 weeks ended September 29, 2001, the Company entered into a licensing agreement with a licensee in Japan for specific territories within Japan and an agreement with a licensee in Switzerland. The revenue associated with these license agreements is being amortized over the initial term of the license of five years or recognized based upon the specific opening of franchised units as defined in the licensing agreement.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $740,000, or 1.4 percent, from $54.5 million to $53.8 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. This decrease is principally attributable to 35, or 7.5 percent, fewer stores being opened during the 39 week period ended September 29, 2001 compared to the same period in the prior year.

     COST OF SALES. Total cost of sales decreased $1.7 million, or 5.0 percent, from $33.6 million to $31.9 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. This decrease was primarily the result of fewer stores open during the 39 weeks ended September 29, 2001, compared to the prior period. Cost of sales as a percent of net store and food sales increased 0.3 percentage points, from 33.2 percent to 33.5 percent for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. This increase was principally due to an increase in raw material costs and a change in the product mix, including smoothies and other products that have higher cost margins.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense increased $3.4 million, or 16.7 percent, from $20.1 million to $23.5 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the TCBY Management Agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs are expected to be offset by the management fee revenue received from TCBY.

     STORE CLOSURE PROVISION (BENEFIT). Store closure provision increased $595,000 from a benefit of $521,000 for the 39 weeks ended September 30, 2000 to a provision of $74,000 for the 39 weeks ended September 29, 2001, as the company added additional liabilities for stores identified for closure during the period.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense was comparable at $17.5 million for the 39 weeks ended September 29, 2001 and the 39 weeks ended September 30, 2000.

     TOTAL OTHER. Interest expense for the 39 weeks ended September 29, 2001, decreased $513,000, or 3.8 percent, compared to the prior period. This was due to lower interest rates incurred under the Company's line of credit, lower utilization of the line of credit, and lower capital lease balances during the period. Interest income for the 39 weeks ended September 29, 2001 was comparable to the 39 weeks ended September 30, 2000. Other, net decreased by $93,000, from $136,000 to $43,000 for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The amount is comprised of losses on stores closed or franchised in the current period and offset by a tax provision of $115,000.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Mrs. Fields' principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' existing revolving credit facility. As of September 29, 2001, Mrs. Fields had $2.6 million of cash and cash equivalents on hand and $2.6 million additional borrowings available under its revolving credit facility. Mrs. Fields expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2001 interest payment of approximately $7.0 million on its long-term debt. Based on current operations, Mrs. Fields believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on

     The Company's credit facility covenants have been amended to require that Mrs. Fields' capital expenditures for the year ended December 29, 2001 shall not exceed $14 million net of capital expenditures incurred on stores built and sold to franchisees and that the Company's debt coverage ratio be greater than 0.6 to 1 for the four quarters ended September 29, 2001. In the event that Mrs. Fields' is unsuccessful in selling a sufficient number of such stores to franchisees, Mrs. Fields' might be in non-compliance with the debt covenants in the future. In the event of non-compliance, management believes they would be successful in obtaining any waivers and/or adjustments to the debt covenants required to allow the Company to continue to borrow under the credit facility. The Company was in compliance with these covenants at September 29, 2001.

both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' business will continue to generate cash flows at or above current levels.

SEPTEMBER 29, 2001 COMPARED TO DECEMBER 30, 2000

     As of September 29, 2001, Mrs. Fields had liquid assets (cash and cash equivalents and receivables) of $10.4 million, a decrease of 17.8 percent, or $2.3 million, from December 30, 2000 when liquid assets were $12.7 million. Cash decreased $919,000, or 26.2 percent, to $2.6 million at September 29, 2001 from $3.5 million at December 30, 2000. Total receivables at September 29, 2001 were lower due to better collections and offset, in part, by an increase in the receivable from TCBY related to the management fee.

     Mrs. Fields' working capital deficit increased by $11.3 million, or 142.2 percent, at September 29, 2001 from a deficit of $8.0 million at December 30, 2000. This decrease is due to a $1.5 million decrease in current assets, primarily cash balances, due from franchisees and licensees and prepaid expenses, compared to a $8.2 million increase in current liabilities, primarily bank overdraft, bank borrowings under the line of credit and accrued interest.

     Long-term assets decreased $5.2 million, or 3.1 percent, to $160.0 million at September 29, 2001 from $165.2 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs, as well as accelerated depreciation and amortization due to impairment of certain assets.

     Net cash provided by operating activities produced cash of $8.4 million for the 39 weeks ended September 29, 2001.

     Mrs. Fields utilized $14.6 million of cash in investing activities during the 39 weeks ended September 29, 2001, primarily for capital expenditures relating to new store construction, store remodels and renovations.

     Mrs. Fields obtained $5.3 million in cash from financing activities during the 39 weeks ended September 29, 2001. Cash was obtained primarily by draws on the line of credit as well as bank overdrafts.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does require the Company to carry a receivable from franchisees and licensees. The Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce working capital. During the 39 weeks ended September 29, 2001 and September 30, 2000, Mrs. Fields expended cash of $13.8 million and $4.4 million, respectively, for capital assets. The Company expects to expend a total of approximately $23 million for capital assets in 2001, inclusive of $8.7 million for stores built to sell to franchisees. Approximately $2 million of these locations have been sold. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS
137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company adopted SFAS 133, as amended during the first quarter of fiscal 2001. The adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations". SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after September 29, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangibles assets after the assets have been initially recognized in the financial statements. These changes include non-amortization of goodwill over a pre-determinable, finite life; rather the goodwill and intangibles would have indefinite useful lives. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS 142, the Company will stop amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS 141. The Company will evaluate goodwill under SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company has yet to determine whether the adoption of this statement will have a material effect on the Company's financial position and/or results of operations.

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

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, and the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o The Company's ability to continue integrating the businesses of companies acquired and to realize the expected ongoing benefits and cost savings from the acquisitions;

o    The Company's ability to meet our debt and interest obligations,

o    Performance by franchisees and licensees;

o Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;

o Changes in consumer preferences and the Company's ability to adequately anticipate such changes;

o    The seasonal nature of the Company's operations;

o Changes in general economic and business conditions, including continuing effects from the terrorist attacks on September 11, 2001;

o Actions by competitors, including new product offerings and marketing and promotional successes;

o Claims which might be made against Mrs. Fields, including product liability claims;

o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;

o    Changes in relationships with franchisees and licensees;

o    Changes in mall customer traffic; and

o The ability of TCBY to comply with its debt covenant requirements and the potential impact on the Company's management fee revenue and related cash flows.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)  FORMS 8-K

     A Form 8-K was filed on October 10, 2001, describing the reorganization of Mrs. Fields' Holding under which Mrs. Fields' Holding became a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MRS. FIELDS' ORIGINAL COOKIES, INC.




/s/ LARRY A. HODGES                                         NOVEMBER 13, 2001
-----------------------------------                         -----------------
LARRY A. HODGES, PRESIDENT AND CEO                                 DATE



/s/ SANDRA M. BUFFA                                         NOVEMBER 13, 2001
-----------------------------------                         -----------------
SANDRA M. BUFFA, SR. VICE PRESIDENT,                              DATE
CFO AND TREASURER (CHIEF FINANCIAL
AND PRINCIPAL ACCOUNTING OFFICER)