Form 10-K405
period 2001-12-29
MRS FIELDS ORIGINAL COOKIES INC
filed 2002-03-28
CIK 1043482

Use these links to rapidly review the document
MRS. FIELDS' ORIGINAL COOKIES, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-45179

MRS. FIELDS' ORIGINAL COOKIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0552899 (IRS Employer Identification No.)
2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah (Address of principal executive offices)	84121-7050 (zip code)

(801) 736-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The Company had 100 shares of common stock outstanding at March 27, 2002.

        Documents incorporated by reference: None

MRS. FIELDS' ORIGINAL COOKIES, INC.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10.	Directors and Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV
Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

PART I

        Unless the context otherwise requires, references to "we," "us," "our," "Mrs. Fields," "MFOC" and the "Company" in this report generally refer to Mrs. Fields' Original Cookies, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING INFORMATION

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, including payment of the notes and additional funds required for working capital,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees, and

  •
  changes in customer traffic.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 1. Business

Description Of Business And Nature Of Operations

        Mrs. Fields' Original Cookies, Inc. (the "Company" or "Mrs. Fields"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB"), which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc. ("TCBY") under a common parent (See Note 7 to the Company's consolidated financial statements). The Company has eight wholly owned operating subsidiaries: namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada and Pretzelmaker of Canada, and three partially owned subsidiaries.

        The Company operates, develops and franchises retail bakery stores and cafes which sell freshly baked cookies, brownies, pretzels and other food products through four specialty branded concepts: Mrs. Fields Cookies, Great American Cookies, Pretzel Time and Pretzelmaker. In addition, the Company operates retail bakery stores that operate under two other branded concepts: Original Cookie Company and Hot Sam Pretzels. Additionally, the Company operates TCBY stores, which sell premium frozen yogurt, ice cream and other food products, under a franchise agreement with TCBY.

        In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields branded products through non-bakery stores and cafes. The Company also markets and distributes its products through catalogs and the internet.

History

        In 1996, an investor group led by Capricorn Investors II, L.P. ("Capricorn II") formed the Company and The Mrs. Fields' Brand, Inc. as Delaware corporations and subsidiaries of Mrs. Fields' Holding. On September 17, 1996, Mrs. Fields' Holding initiated operations when the Company purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields, Inc. and its subsidiaries, The Original Cookie Company, Incorporated ("Original Cookie") and the pretzel business of Hot Sam Company, Inc. ("Hot Sam").

        Historically, the Company has achieved growth in both its cookie and pretzel businesses through strategic acquisitions and may continue this strategy if appropriate opportunities arise. In a series of transactions in 1997 and 1998, the Company acquired the following:

  •
  substantially all of the assets, including 79 Pretzel Time stores, of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc., the franchisor of the Pretzel Time concept, along with all of the common stock of Pretzel Time, Inc.,

  •
  all of the outstanding capital stock of Great American Cookie Company, Inc. and 48 stores from four Great American franchisees, and

  •
  all of the outstanding capital stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker"). Pretzelmaker had 248 franchised stores at the time of acquisition.

        One of the key elements of Mrs. Fields' business plan has been, and continues to be, closing or franchising certain Company owned stores that do not meet specific financial and geographical criteria established by management. As a result of converting certain stores to franchises, royalty revenues have increased and are expected to continue to increase, and net store sales and expenses associated with operating those stores have decreased.

        In late 1999 and early 2000, Mrs. Fields' Holding considered the acquisition of TCBY Enterprises, Inc. ("TCBY"); however, because of debt limitations imposed upon Mrs. Fields' Holding by an indenture governing its senior notes, Mrs. Fields' Holding did not have access to sufficient capital to pursue an acquisition at that time. Instead, following a determination by the Mrs. Fields' Holding Board of Directors that such an acquisition by it would not constitute the wrongful taking of a corporate opportunity, Capricorn Investors III, L.P. ("Capricorn III"), an affiliate of Capricorn II, acquired a majority interest in TCBY on June 1, 2000.

        In connection with the acquisition of TCBY by Capricorn III, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, a wholly owned subsidiary of TCBY ("TCBY Systems"), pursuant to which the corporate and administrative functions of TCBY Systems were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY Systems' business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah in 2000), in exchange for a management fee paid by TCBY semi-monthly, which is in excess of MFOC's costs to perform these services. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations. Management fee revenue was $7.5 million and $11.5 million for the fiscal years ended December 30, 2000 and December 29, 2001, respectively.

        On August 31, 2001, the TCBY Management Agreement was amended to provide for TCBY to defer payment of certain portions (not to exceed $2.0 million in fees in any given fiscal year) of the management fee payable and to release such amounts based upon TCBY Systems' compliance with a ratio included in a TCBY Systems credit facility. The Company agreed that the payment of a portion the of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY Systems. To the extent that TCBY Systems' profitability is greater than required by the ratio test, the Company is entitled to receive a 15 percent "special management fee" based upon a calculation of the amount by which TCBY Systems exceeds the compliance ratio. Included in amounts due from affiliates on the December 29, 2001 consolidated balance sheet is $1.0 million related to such retention amount. The Company is entitled to receive interest at the highest non-default rate in effect under the credit facility on any amounts deferred.

        On September 29, 2001, Mrs. Fields' Holding completed a reorganization (the "Mrs. Fields Reorganization"), pursuant to which the stockholders and optionholders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to Mrs. Fields Famous Brands, Inc., a Delaware corporation ("MFFB"), in exchange for the same number of shares of common stock and preferred stock of MFFB and MFFB options with essentially the same terms, except that the holders of MFFB preferred stock have the right to vote together with the holders of the MFFB common stock on matters submitted to the vote of the common stockholders.

        Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of MFFB merged with and into TCBY (the "Merger"). As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBY have become first tier subsidiaries of MFFB. (See also "Overview" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.) The Mrs. Fields Reorganization and the Merger were initiated because the Company believed that synergies of the combined entity exceeded that of the independent companies would avoid conflicts between shareholders and, ultimately, to simplify the day-to-day management of the two companies.

        No "change of control" of Mrs. Fields' Holding or its subsidiaries, including the Company, occurred under the Indenture governing the 14 percent Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8 percent Senior Notes due 2004 of the Company, or agreements governing Mrs. Fields' other indebtedness.

General

        Mrs. Fields is one of the largest retailers in the premium snack-food industry, with cookies and pretzels as its major product lines. Mrs. Fields is the largest retailer in the United States of baked-on-premises cookies, which the Company sells primarily under its Mrs. Fields brand name. Mrs. Fields is among the most widely recognized and respected brand names in the premium cookie industry with 94 percent brand awareness among consumers. Mrs. Fields is the second largest retailer in the United States of baked-on-premises pretzels, which the Company sells primarily under its Pretzel Time and Pretzelmaker brand names. In mid-2001, the Company entered into an agreement with Wal-Mart to open co-branded stores that include Pretzel Time, Great American Cookie or TCBY concepts within some Wal-Mart super centers. At February 23, 2002, the Company had opened 55 locations with 8 locations being co-branded with a Pretzel Time concept combined with a Great American Cookie concept, and 47 locations with TCBY as the core concept, together with a Pretzel Time, Pretzelmaker, or Great American Cookie concept. The Company is a franchisee of the TCBY branded stores. Additionally, the Company has franchised 11 locations located within Wal-Mart. As of February 23, 2002, Mrs. Fields' retail network consisted of 1,434 locations, of which 874 were cookie stores, 541 were pretzel stores and 19 were bakery café locations that sell a combination of the products that the Company offers. Of the total stores, 453 were Company owned and 981 were franchised or licensed. Mrs. Fields derives its revenue principally from the sale of the Company's products in its Company owned stores, mail order division sales, the sale of proprietary batter to its Great American franchised stores and the receipt of royalty payments based on gross sales of franchisees and licensees. In addition, the Company generates revenues from initial franchise fees, from the sale of existing Company owned stores to franchisees and from the management of the business of TCBY.

Product Offerings

        Mrs. Fields product offerings consist primarily of fresh baked cookies, brownies, muffins and other baked goods and fresh baked sweet dough and "Bavarian" style pretzels. During the year ended December 29, 2001, the Company's revenue mix consisted of the following:

Cookies and Brownies	60%
Pretzels	13%
Beverages	19%
Other	8%

        Cookies.    As of February 23, 2002, the Company operates and franchises 874 specialty retail cookie outlets, including full-size stores and satellite sites, consisting of carts, and kiosks: 528 under the Mrs. Fields brand, 35 under the Original Cookie brand and 311 under the Great American brand. The Company has cookie stores in 48 states, with its Great American stores concentrated in the southeastern and south central states and its Mrs. Fields and Original Cookie stores strongly represented in the western, mid-western and eastern states. There is little overlap between Mrs. Fields and Great American stores, with a dual presence in 15 of the 654 malls in which the Company has cookie stores.

        Management believes that Mrs. Fields' market is the premium quality, baked on-premises segment of the approximately $6 billion U.S. cookie industry. The Company offers over 50 different types of cookies, brownies and muffins, which are baked continuously and served fresh throughout the day, as well as assorted soft drinks, frozen drinks, coffee and tea. Baked products are made using only high quality ingredients, and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency. All products pass strict quality assurance and control steps at both the manufacturing plants and the stores. In addition, Mrs. Fields continually creates and tests new products to attract new customers and satisfy current customers.

        The Company's cookie concept outlets also sell "Cookie Cakes." Cookie cakes are extra-large cookies, decorated with customer-selected, personalized messages for special occasions. Although cookie sales are generally the result of impulse buying, the Company believes that cookie cakes, which are often purchased as gifts for special occasions, differentiate the Company from other specialty cookie retailers by making the Company cookie stores destination outlets.

        Pretzels.    As of February 23, 2002, the Company operated and franchised 541 retail pretzel stores, which offer "sweet dough" soft pretzels and "Bavarian" style pretzels with a variety of toppings: 291 under the Pretzel Time brand, 31 under the Hot Sam brand and 219 under the Pretzelmaker brand. Pretzel Time's primary product is an all-natural, hand-rolled soft pretzel, freshly baked from scratch at each store location. Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese, cream cheese and pizza sauce. The stores also offer soft drinks and fruit juices.

        In addition, the retail pretzel business has grown more quickly than the retail cookie business in recent years. Hot Sam was acquired by the Company in connection with the acquisition of Original Cookie. In order to expand our presence in the retail pretzel industry, the Company acquired the business of H&M and the common stock of Pretzel Time and Pretzelmaker.

        Cross Selling Locations.    As of February 23, 2002, the Company operates and franchises 19 stores under the name Mrs. Fields' Bakery Café, or Great American Bakery Café in which it sells core products including cookies, frozen yogurt and ice cream and pretzels under the Mrs. Fields, Great American Cookie, TCBY and Pretzel Time brand names, as well as other products, including breakfast items, such as muffins, bagels and coffee, and lunch items, such as soup and sandwiches. The strength of a bakery café location is that it allows the consumer to select from a wide variety of food items at one location. Management believes that by expanding the menu, the Company is able to maximize sales during multiple dayparts, or sales throughout the day. As a result, each store has the opportunity to increase exposure, attract new customers and increase frequency among current users. During fiscal 2001, the bakery cafés experienced unit-week-average sales of $8,827 compared to $5,877 for single concept cookie stores. However, the bakery cafés also have higher operating costs and have not yet contributed the level of earnings to the Company that it expects to ultimately achieve. The Company believes that bakery café stores will be an increasing part of its business in the future.

Business Strategy

        The Company's objective is to increase sales and profitability at its Company owned and franchised stores by implementing the key elements of its long-term business strategy. The Company's business strategy includes diversification of the Company's income base from Company owned mall retail locations and franchises to other business segments that capitalize on the Company's branded concepts. The key elements of the Company's business strategy are as follows:

        Capitalize on Cross Selling and Co-Branding Opportunities.    The Company intends to capitalize on cross selling and co-branding opportunities by offering multiple product lines in a single location, providing franchisees of one brand the ability to become franchisees of the Company's other brands and marketing bundled brands to potential and existing licensees. As noted above, the Company has recently introduced bakery café stores specifically designed for cross selling that sell each of the Company's multiple core brands in a single location. As of February 23, 2002, the Company had 19 such stores, and intends to open 4 additional bakery cafés by the end of 2002. The Company will continue to explore additional co-branding opportunities with well-respected national and regional brands.

  Capitalize on the Strong Brand Names.

        "Mrs. Fields" The Company believes that the Mrs. Fields' brand name is the most widely recognized and respected brand name in the retail premium cookie industry. Mrs. Fields brand stores, for the year ended December 29, 2001, achieved average revenue of $357,000 compared to an average revenue of $207,000 for Original Cookie stores and $329,000 for Great American stores. The Company intends to further capitalize on the Mrs. Fields' brand name by further developing and expanding the ways it markets products, including kiosks and carts in malls, airports, convention centers, office building and street fronts; increasing the emphasis on the mail order business; and developing and capitalizing on licensing opportunities, such as linking sales of Mrs. Fields' with prominent names in the retailing and food service industry, expanding licensing agreements with our existing licensees, entering into new licensing agreements with food service operators and developing product line extensions, such as cocoa, chocolate chips, ice cream, chocolates and ready to eat cookies to be sold in supermarkets and other convenient locations.

        "Pretzel Time" The Company believes the "Pretzel Time" brand name is one of the leading brand names in pretzel retailing. The Company believes that there are significant opportunities to improve existing Hot Sam store operations by continuing to convert Company owned Hot Sam stores to Pretzel Time stores. Pretzel Time stores have, for the year ended December 29, 2001, achieved average revenue of $215,000 compared to an average revenue of $204,000 for Hot Sam stores. The Company believes that capitalizing on the Pretzel Time name and product offering may result in an increase in net sales and income from store operations.

        Develop New Company owned and Franchised Stores.    The Company plans to build and franchise new stores, as well as carts and kiosks, in existing and new markets. The Company has identified over 500 mall and non-traditional locations, such as amusement parks and entertainment centers, which the Company believes would be ideal for cookie, pretzel and frozen yogurt and ice cream stores. Due to the current economic environment, the Company's strategy is to conserve capital in fiscal year 2002. The Company intends to add approximately 5 to 10 new Company owned stores, close 24 Company owned stores due to non-renewal of leases and to franchise approximately 100 to 110 new or co-branded pretzel and cookie stores. The Company does not intend to develop or franchise any additional Original Cookie or Hot Sam stores.

        Continue Development of New Products.    The Company maintains a product development department that continually creates and tests new products to revitalize the interest of current customers and attract new customers. Once a new product is identified, prototypes are developed to determine the initial formula. For Mrs. Fields' products, the formula is then scaled up for test production runs at one or more approved facilities. Once the product has been successfully produced, ingredient specifications, formulas, manufacturing processes, finished product specifications, shelf life, storage and distribution procedures are established. The new product is either immediately launched throughout the system, as in the case of seasonal items or simple line extensions, or test marketed in a limited number of stores. After a trial period to evaluate both consumer response and store operations' impact, the new product is either fully implemented, modified or discontinued. The Company continually reviews the selection of products in an effort to maximize daytime offerings and profitability. For example, new muffin flavors, bagels, cinnamon rolls and a revitalized coffee program were recently introduced to enhance morning offerings, as cookies begin selling primarily after mid-day. Pretzel Time continues to test and introduce new pretzel flavors, such as baked garlic parmesan and cinnamon raisin swirl. Additionally, Pretzel Time is expanding its traditional customer base by introducing meal replacement product lines, such as the pretzel dog, which was introduced in 2001.

        Increase International Locations.    In addition to pursuing new store development opportunities within the United States, the Company intends to continue to grow internationally by expanding its franchise operations. As of February 23, 2002, there were 110 franchised Mrs. Fields' and Pretzelmaker brand stores open internationally. Additionally, the Company entered into international area license agreements in Switzerland, specific territories in Japan, and Saudi Arabia in 2001. The revenue associated with these license agreements is amortized over the term of the license, generally five years, or based upon the opening of franchised units as defined in the agreements.

Store Operations

        Store Base.    As of February 23, 2002, the Company's store portfolio consisted of 453 Company owned stores, 757 domestic franchised locations, 110 international franchised locations and 114 licensed locations. By brand, the Company's stores are distributed as follows:

	Company Owned	Domestic Franchised	International Franchised	Licensed	Total
Mrs. Fields	142	221	77	88	528
Great American	86	225	—	—	311
Original Cookie	35	—	—	—	35

Cookie Subtotal	263	446	77	88	874

Pretzel Time	131	148	—	12	291
Pretzelmaker	11	161	33	14	219
Hot Sam	31	—	—	—	31

Pretzel Subtotal	173	309	33	26	541

Bakery Café	17	2	—	—	19

Totals	453	757	110	114	1,434

        As of February 23, 2002, the Company's domestic stores were located in 48 states, Guam, and Washington DC as follows:

Store Geography List
State	Company owned	Franchised	Licensed	Total	% of Retail Outlets
Alabama	1	21	3	25	1.74%
Alaska	—	1	—	1	0.07%
Arizona	12	13	2	27	1.88%
Arkansas	6	3	—	9	0.63%
California	54	104	8	166	11.58%
Colorado	3	20	1	24	1.67%
Connecticut	4	15	3	22	1.53%
Delaware	2	—	—	2	0.14%
Florida	22	42	8	72	5.02%
Georgia	30	21	5	56	3.91%
Guam	—	3	—	3	0.21%
Hawaii	1	9	—	10	0.70%
Idaho	3	5	1	9	0.63%
Illinois	31	19	6	56	3.91%
Indiana	14	14	2	30	2.09%
Iowa	5	24	2	31	2.16%
Kansas	1	9	—	10	0.70%
Kentucky	5	10	1	16	1.12%
Louisiana	16	10	2	28	1.95%
Maine	2	2	—	4	0.28%
Maryland	11	5	3	19	1.32%
Massachusetts	8	7	2	17	1.19%
Michigan	13	28	3	44	3.07%
Minnesota	3	16	1	20	1.39%
Mississippi	2	5	—	7	0.49%
Missouri	3	30	5	38	2.65%
Montana	2	2	—	4	0.28%
Nebraska	2	7	—	9	0.63%
Nevada	4	10	7	21	1.46%
New Hampshire	2	4	—	6	0.42%
New Jersey	8	21	4	33	2.30%
New Mexico	1	2	1	4	0.28%
New York	24	31	5	60	4.18%
North Carolina	9	23	2	34	2.37%
North Dakota	—	7	1	8	0.56%
Ohio	31	18	2	51	3.56%
Oklahoma	6	7	1	14	0.98%
Oregon	—	8	—	8	0.56%
Pennsylvania	16	15	12	43	3.00%
South Carolina	8	5	3	16	1.12%
South Dakota	—	5	—	5	0.35%
Tennessee	4	20	2	26	1.81%
Texas	32	68	3	103	7.18%
Utah	5	21	1	27	1.88%
Virginia	20	18	4	42	2.93%
Washington	12	9	—	21	1.46%
Washington DC	—	2	—	2	0.14%
West Virginia	2	7	—	9	0.63%
Wisconsin	12	7	—	19	1.32%
Wyoming	1	4	—	5	0.35%

Subtotal	453	757	106	1,316	91.77%
International locations	—	110	8	118	8.23%

Total	453	867	114	1,434	100.00%

        Configuration.    The Company has developed a number of retail configurations that have wide application and adaptability to a variety of retail environments. In addition to the stores that have been designed for prime mall locations, the Company has developed other formats intended to extend its presence within and beyond mall locations. The introduction of frozen dough technology has led to a number of new store configurations, expanded product offerings in smaller outlets and non-traditional formats. The Company is expanding the products offered in current mall and non-urban areas, adding the full product line of brands it currently owns or operates.

  •
  General.  All of the retail store configurations are designed to include the same high-quality marketing, merchandising and design features that customers have come to expect from Mrs. Fields' Original Cookies. The store designs are bright with high-profile trademark identity. All products are baked throughout the day on the premises with ovens located in full view of the customer to support the "fresh-baked" image. All designs contain retail display, small freezers and cash registers.

  •
  Cookie Stores.  All stores are uniformly designed in accordance with the Mrs. Fields' Original Cookies or Great American prototype, making extensive use of glass, painted wood, brass, mirrors, lighting and point-of-sale displays intended to create an upscale, open and inviting look. Stores also attractively and efficiently display their fresh-baked products using custom-made showcases. Store size ranges from 350 to 800 square feet, and the typical Company owned store is about 600 to 700 square feet with a minimum of about 15 linear feet of counter space.

  •
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

  •
  Bakery Café Stores.  The average size of a bakery café store, which combines the attributes of cookie, pretzel and frozen yogurt and ice cream stores, is between 1,000 and 1,500 square feet for malls and 1,500 to 2,000 square feet for lifestyle, entertainment and street front locations with 25 to 30 foot fronts and/or counter space.

  •
  Kiosks and Carts.  The Company and its franchisees and licensees also operate cookie kiosks and carts in a number of malls on a year-round basis. Kiosks typically have 100 to 250 square feet of retail space, supported by off-site storage and preparation space. Carts range in size from 30 to 92 square feet. Currently, only the Great American kiosks have self-contained baking ovens. Because of their small size, most carts and kiosks do not have baking equipment, and are supplied cookie products by a fully-equipped store usually located in the same mall. The Company continues to seek opportunities to expand and sell from carts and kiosks in malls, airports, convention centers and street fronts giving these outlets greater flexibility in the products they can offer.

        Location and Leasing.    Due to the impulse nature of Mrs. Fields' business, the Company tries to locate its outlets in areas of high pedestrian traffic with easy proximity to pedestrian traffic flow and at a distance from other food providers of any kind. Possibilities for locations include any high pedestrian traffic areas, including second locations within malls, airport concourses, office building lobbies, hospitals and universities. Most of our stores are in malls with "A" and "B" classifications, which generally have the following characteristics: size greater than 700,000 square feet, sales per square foot greater than $300, population density greater than 150,000 people within a five-mile radius, median family income greater than $50,000, generally supported by national fashion anchor tenants and located to minimize competition from other malls.

        As of February 23, 2002, Mrs. Fields, including franchise locations, has a presence in approximately 88 percent of the top 150 (as measured in sales per square foot) "A" and "B" malls in the United States. Great American stores are located primarily in high-traffic "B" malls. The majority of our pretzel stores are located in shopping malls falling into "A", "B" and "C" classifications. The Company's new bakery café stores are a vehicle for consolidating multiple operations in mall locations and for pursuing locations outside the mall environment, such as mixed use, entertainment and lifestyle centers.

        Marketing and Advertising.    The Company's in-house marketing department and an outside public relations company emphasize product sampling, local store marketing and brand name identification. Historically, the Company has spent relatively little on paid advertising, relying mainly on in-store signage and promotions. In addition to posters and display of products, the Company promotes products by offering special packaging and selling other promotional items.

  •
  Cookie Stores.  In its Mrs. Fields' stores, the Company advertises at the store level, using the aroma of fresh-baked cookies and the attractive arrangement of finished products to create a store ambiance that is conducive to sales. The Company cultivates local customer loyalty by offering regular 20 percent discounts to employees in malls where stores are located and occasional other discounts. Mrs. Fields is currently working on developing catered corporate accounts for both Company owned and franchised stores and will be building awareness of products geared toward corporate accounts at the store level for the local market area and through mail order sales. The Company also promotes its products as gifts, particularly at holiday time. The Company's marketing strategy for Great American has emphasized strong merchandising of Great American products, including cookie cakes, and the use of proactive sales techniques, including the free sampling of products and other methods intended to increase the size of customer orders.

  •
  Pretzel Stores.  In pretzel stores, the Company uses "entertainment" at the store level, including the hand rolling of the pretzel, to attract customers to the front counter. The Company promotes combination purchases, which are sales that include a pretzel and a beverage, to increase the amount of the average customer check.

  •
  Bakery Café Stores.  In bakery café stores, the Company gives the customer the opportunity to select from a variety of snack products, as well as to buy a meal combination. Express lunch specials include a sandwich, soup, cookie and beverage. The bakery café stores incorporate the marketing strategies of both the cookie stores and pretzel stores.

  Customer Profile

  •
  Cookie Stores.  The Company believes that its products are best targeted to a demographic profile, which is relatively young, with upper-middle income levels. The primary customer is female, age 18-45, frequently with children, some college education, and a household income in the $60,000 to $70,000 range. Secondarily, many teens are customers as they frequent malls more consistently.

  •
  Pretzel Stores.  Because pretzels are generally perceived as a healthier snack alternative to sweet treats, they are best targeted to a demographic profile, which is relatively young, age 18 to 34, female, unmarried with children and living in households with an income under $50,000. Among those with children, children appear to be strong motivators of the purchase.

  •
  Bakery Café Stores.  Management believes that the broad variety of product offerings may allow Mrs. Fields' to target a wider demographic profile than single product stores. The bakery café appeals to consumers seeking a great tasting, reasonably priced snack or meal.

        Seasonality.    The Company sales and profitability in both the cookie business and the pretzel business are subject to seasonal fluctuation and are traditionally higher during the Thanksgiving and Christmas holiday season and other gift-giving holidays due to increased mall traffic and holiday gift purchases. Sales of frozen yogurt and ice cream are higher during the warmer summer months.

Supplies and Distribution

        Ingredients and Supplies.    The Company relies primarily on outside suppliers and distributors for the ingredients used in products and other items used in its stores. Mrs. Fields stores receive frozen products, made according to proprietary recipes, from its primary supplier, International Multifoods Corporation ("Multifoods"). Multifoods uses stringent quality controls in testing ingredients and manufacturing, and products are not released for distribution unless they pass all quality control steps, including an evaluation of the finished baked product. Multifoods' contract for making frozen products for us expires on December 31, 2003 and is renewable every three years at our option. Multifoods supplies the majority of Mrs. Fields and Original Cookie frozen bakery product. Great American stores receive ready-to-bake refrigerated batter from the Company's batter facility in Atlanta.

        Pretzel Time stores buy a proprietary dry mix from selected distributors and mix and bake pretzels at individual stores. Pretzel Time franchisees buy from various distributors. J&J Foods, Inc. supplies the majority of the frozen pretzel dough to Hot Sam stores.

        Most supplies, other than dough, are ordered from distributors by either the Company or the franchisee and are directly shipped to the stores. The Company sells Coca-Cola soft drinks exclusively in all of its Company owned and franchised stores under agreements with Coca-Cola USA Fountain.

        The Company earns rebates on the sale of non-Great American dough products and soft drinks to Company owned stores and franchisees.

        Distribution.    Mrs. Fields utilized two primary distributors for distribution of perishable and non-perishable items to our Mrs. Fields', Original Cookie, Pretzel Time, and Hot Sam stores weekly. The distributors own and maintain all of the inventory, but are authorized to purchase inventory items only from authorized vendors at prices that have been negotiated. Great American stores receive batter from the Company's Atlanta batter facility by refrigerated common carrier. Riverport Equipment and Distribution Company, a wholly-owned subsidiary of TCBY ("Riverport"), offers equipment and smallware supplies to our Company owned stores and franchisees at a profit.

Store Management

        Management Structure.    The Company monitors all stores with a regionally based staff of regional sales managers. Regional sales managers are responsible for monitoring all cookie and pretzel stores in their territories. Each regional sales manager is responsible for overseeing approximately 30 Company owned and/or franchised cookie and pretzel stores within his or her region. Each regional sales manager reports to one of the four regional vice-presidents of store operations. The field staff is also responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control.

        Management Incentives.    Each store has an on-site management team consisting of a manager and an assistant manager. The store manager is responsible for hiring, training and motivating store personnel. Each manager of a Company owned store is eligible for salary increases and bonuses based upon the performance of his or her store, including customer service, sales, profits and store appearance. Management believes that its incentive and other programs for management have achieved a strong retention rate for managers. Approximately 64 percent of Mrs. Fields' regional sales managers have been with Mrs. Fields for at least three years (42 percent for over four years), and 78 percent of Mrs. Fields' store managers have been with Mrs. Fields for at least three years (61 percent for over four years).

        Training.    The Company believes store managers are a critical component in creating an effective retail environment and, accordingly, has developed ongoing programs to improve the quality and effectiveness of its store managers and increase retention rates. New Mrs. Fields store managers are required to attend a two-week training program at the Company's Salt Lake City training facility, and ongoing training courses in new products, standards and procedures are available throughout the year to all Mrs. Fields personnel. Managers of Great American stores are required to attend a one-week training program at Great American's Atlanta training facility, known as "Cookie University." In addition, training courses are available throughout the year to all Great American and franchisee personnel.

        Quality Control.    The Company maintains a quality control inspection program, which consists of both scheduled and unscheduled inspections by its field staff, as well as a "mystery shopper" program. The Company's field staff of approximately 44, together with the TCBY field staff of approximately 33, conduct formal inspections of each of the Company's stores at least once per month. The Company's "mystery shopper" program, which began in 1999, employs professional mystery shoppers recruited by mystery shop companies, who fill out questionnaires following visits to stores and report their results to the Company by an Internet web site.

Franchise Operations

        In accordance with the Company's business strategy, Mrs. Fields has been selling, and expects to continue to sell, Company owned stores that have less growth potential or are geographically distant from other Company owned stores to franchisees, who operate with a lower cost structure. The Company may also choose to sell stores to provide for liquidity, or to develop additional stores with greater potential in the future. The Company is also actively seeking to franchise new stores.

        Mrs. Fields' franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among the Company's franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. The majority of Mrs. Fields' franchisees own one store. As of February 23, 2002, the 14 largest Mrs. Fields' franchisees operated 167 stores and the largest Mrs. Fields' franchisee operated 17 stores.

        Cookies.    Each Mrs. Fields' franchisee pays an initial franchise fee of $30,000 per Mrs. Fields' store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies, at a total cost of approximately $200,000, including the initial franchise fee. However, the cost of opening a new store can vary based on individual operating and location costs. The Company also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a franchisee pays royalty fees of 6 percent of the franchised store's annual gross sales and an advertising fee of 1 percent of annual gross sales.

        Each new Great American franchisee pays an initial franchise fee of $30,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies, at a total cost of approximately $225,000, including the initial licensing fee. However, the cost of opening a new store can be significantly higher for franchisees who purchase existing Company owned stores and otherwise varies based on individual operating and location costs. The Company also charges franchisees a fee to purchase equipment and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a Great American franchisee pays royalty fees to Great American of 7 percent of the franchised store's annual gross sales. Great American franchisees are required to purchase batter from the Company's batter facility, which makes a profit on batter sales.

        The Company does not franchise Original Cookie stores.

        Pretzels.    Each new franchisee pays Pretzel Time an initial franchise fee of $25,000 per new Pretzel Time store location and is responsible for funding the build-out of the new store and supplies, at a total cost of approximately $200,000, including the initial franchise fee. However, the cost of opening a new store can vary based on individual operating and location costs. Pretzel Time also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a Pretzel Time franchisee pays royalty fees to Pretzel Time of 7 percent of the franchised store's annual gross sales and a marketing fee of 1 percent of annual gross sales. In addition to being the franchisor, the Company owns and operates 131 Pretzel Time stores.

        Each Pretzelmaker franchisee pays an initial franchise fee of $25,000 and is responsible for funding the build-out of the new store, equipment and supplies, at a total cost of approximately $215,000, including the initial franchise fee. However, the costs can vary depending on individual operating and location costs. Franchisees are also charged royalty fees from Pretzelmaker of 5 percent of the franchised store's annual gross sales and a marketing fee of 1.5 percent of annual gross sales. In addition to being the franchisor, the Company owns and operates 11 Pretzelmaker stores.

        The Company does not franchise Hot Sam stores.

        Franchisee Recruiting and Training.    The Company has been successful in recruiting franchisees and completing franchise transactions and believes it will continue to realize significant cash flow from franchising by:

  •
  emphasizing the use of proprietary dough, yogurt, ice cream and dessert products, minimizing product quality issues and ensuring a consistent product across all outlets,

  •
  requiring frequent quality, service and cleanliness evaluations of franchised stores by operations support staff, and

  •
  providing initial and continuing training of franchisees to improve their financial and retail sales skills.

        The Company believes that training franchisees is a critical component in creating an effective retail environment and, accordingly makes ongoing training programs available to franchisees to improve the quality and effectiveness of their operations. Mrs. Fields' franchisees are required to attend a two-week training program at the Company's training facilities in Salt Lake City or Atlanta. Ongoing training courses in new products, standards and procedures are available throughout the year to all franchisee personnel.

        Quality Control.    The Company maintains a quality control inspection program, which consists of both scheduled and unscheduled inspections by its field staff, as well as a "mystery shopper" program. The Company's field staff of approximately 44, together with the TCBY field staff of approximately 33, conduct formal inspections of each of the franchise stores at least four times a year. The Company's "mystery shopper" program, which began in 1999, employs professional mystery shoppers recruited by mystery shop companies, who fill out questionnaires following visits to stores and report their results to the Company by an Internet web site.

Mail Order/e-tailing

        The mail order/e-tailing division markets a variety of fresh-baked cookies, chocolate and other gift items through the Company's mail order gift catalog using a toll free telephone number, "1-800-COOKIES" and its Web site, www.mrsfields.com. Management believes that there is significant potential in the mail order business and is developing this division by targeting both corporate customers and individuals with a history of purchases at Mrs. Fields stores. In 2001, the mail order division moved into a new facility, tripling its production capacity. The Company also offers product coupons and store location information at its Pretzel Time Web site, www.pretzeltime.com.

Licensing

        In the past few years, the Company has utilized a "branding" strategy, which allows a licensee the right to use the Mrs. Fields' name (which is a registered trademark) to build traffic, expand sales, improve market share and to increase profits through cultivating different ways of distributing its products. The Company expects licensing to continue to be a major component of its growth in the future. The following is a comprehensive list of branding strategies with examples of current licensees within its system:

        Concept Licensing.    The Company has developed a licensing program for non-mall retail outlets that enables it to enter difficult-to-reach markets and facilitates brand exposure through "presence" and "prestige" marketing. Licensees duplicate the Mrs. Fields' store concept and purchase dough from various distributors. Our licensees are generally corporate customers; several of these licensees are contract management companies that manage and operate food service in host locations. Our licensees include Host Marriott, which has a non-exclusive license to sell our products in airports and travel plazas, from which we receive a royalty on product sold; ARAMark, which sells product in stadiums and convention centers; and Holiday Inn Worldwide, which sells our product in hotels. The Company also has an arrangement with United Airlines under which the mail order division sells cookies to the airline. The Company is pursuing similar relationships to compete with other manufacturers' brands selling in this distribution channel.

        Retail Licensing.    The Company is expanding the branding strategy to include products sold in other retail environments, including ice cream, dry-mix and non-food products, and other applications outside the original scope of our retail cookie store concept. Current examples are Maxfield's Candy Co. and Nonni's Food Company, which have the exclusive North American rights to manufacture and sell, under our registered trademarks, boxed chocolates and ready to eat cookies, respectively, and offer Mrs. Fields chocolates and cookies throughout the supermarket, drug and mass merchandise or trade industry.

Competition

        The Company competes for both leasing opportunities and customers with other cookie and pretzel retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater resources than us. We compete with these retailers on the basis of price, quality, location and service. The Company faces competition from a wide variety of sources, including such companies as Cinnabon, Inc., Auntie Anne's Soft Pretzels and Baskin-Robbins 31 Flavors.

Employees

        As of December 29, 2001, the Company had approximately 3,500 employees in Company owned stores, of whom approximately 780 were store managers and assistant store managers and 2,699 were part-time sales assistants. The typical Mrs. Fields store employs 4 to 10 employees. During the period from November through February, the Company may hire as many as 750 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers, and are not unionized. The Company has never experienced any significant work stoppages and believes that employee relations are good.

        As of December 29, 2001, only 184 of the approximately 3,500 employees in Company owned stores earned the federal minimum wage. A minimum wage increase would have a negative impact on labor costs. Management believes this impact would not have a significant impact on the Company's results of operations and can be negated in the long term through changing staffing patterns in store operations and, as necessary, through retail price increases. None of our employees are covered by collective bargaining agreements.

Trademarks

        Mrs. Fields is the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. The Company is a party to disputes with respect to trademarks in some foreign jurisdictions, none of which, in the opinion of management, are material to its business, financial condition or results of operations.

        The Company currently holds 49 trademark registrations that are federally registered in the United States and 136 trademarks that are registered in 56 countries outside the United States. The trademarks consist of various brand and product names and logos. Trademarks are registered under United States laws for periods of 7 to 10 years and in other countries for periods of 7 to 20 years, and at any time, the Company may have trademarks whose registration will soon expire and must be renewed. Under its license agreements, its licensees receive the rights to use its recipes and its registered trademarks. The Company views its trademarks and the ability to license them to third parties as some of its most valuable assets.

        The Company has pending, or is in the process of filing, applications for trademark registrations in a number of foreign countries. In a few foreign countries, unrelated third parties have filed applications for registration of similar trademarks. Upon discovery of such filings, the Company routinely contests such applications to preserve its ability to register its trademarks in those countries or to protect existing registrations.

Item 2. Properties

        As of December 29, 2001, Mrs. Fields is the tenant on or guarantor of performance on 746 leases ("Operating Leases"), of which 270 are currently subleased to franchisees ("Franchise Leases") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent the Company subsidizes such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event the Company ceases operations at any location governed by the Operating Leases, the Company will be primarily liable for the satisfaction of all obligations of the tenant under such Leases. Most of Mrs. Fields operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and other expenses, as well as contingent rents, which generally range from 8 to 10 percent of net retail store sales in excess of stipulated amounts.

        Mrs. Fields currently leases 36,000 square feet of office space in Salt Lake City, Utah, which is used as corporate headquarters. The Company also leases approximately 56,000 square feet of space in Salt Lake City, Utah for product development, training and mail order operations. The Company owns substantially all of the equipment used in both of these facilities and in Company owned retail outlets. Great American owns its batter production facility, located in a building of approximately 28,000 square feet in Atlanta, Georgia. The Atlanta facility also is used to house regional operational personnel and the Great American training center.

Item 3. Legal Proceedings

        In the ordinary course of business, the Company is involved in routine litigation, including franchise and trademark disputes. The Company is not a party to any legal proceedings which, in the opinion of management, after consultation with legal counsel, is material to its business, financial condition or results of operations.

        The stores and the Company's products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information and Number of Stockholders

        The Company is a wholly owned subsidiary of Mrs. Fields' Holding. There is no established trading market for Mrs. Fields or Mrs. Fields' Holding's common stock.

Dividends

        For each of the three fiscal years in the period ended December 29, 2001, we did not declare or pay cash dividends. During the fiscal years ended December 30, 2000 and December 29, 2001, respectively, the Company transferred approximately $2.5 million and $800,000 to Mrs. Fields' Holding under a tax sharing agreement, which has been in effect since 1998.

Item 6. Selected Financial Data

        The following table presents historical financial data for Mrs. Fields' Original Cookies, Inc. and subsidiaries as of the dates and for the periods indicated. Mrs. Fields operates using a 52/53-week year ending on the Saturday closest to December 31. The selected historical financial data has been derived from the audited financial statements of Mrs. Fields. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes to it, contained elsewhere in this Form 10-K.

	52 Weeks Ended
	January 1, 2000	December 30, 2000	December 29, 2001
	(dollars in thousands)
Statement of Operations Data:
Net store and food sales	$145,917	$134,653	$126,389
Net store contribution(1)	34,806	31,643	22,709
Franchising and licensing contribution	19,969	18,771	22,032
Mail order contribution	3,666	4,097	4,414
Management fee revenue	—	7,533	11,485
General and administrative expenses	25,433	30,283	37,078
Compensation-parent company option grants	—	—	1,990
TCBY transition and other expenses	—	2,442	—
Store closure (reversal) provision	(1,579)	(1,014)	378
Income (loss) from operations	10,381	2,396	(4,906)
Net loss	(8,221)	(19,394)	(22,201)
Other Data:
Interest expense	17,827	17,791	17,342
Total depreciation and amortization	24,206	27,937	26,100
Capital expenditures	5,157	9,850	21,445
EBITDA(2)	33,008	29,319	23,562
Ratio of earnings to fixed charges(3)	—	—	—
Cash flows from operating activities	17,903	9,446	16,473
Cash flows from investing activities	(4,696)	(9,784)	(20,967)
Cash flows from financing activities	(13,039)	(984)	4,492
Balance Sheet Data:
Working capital deficit	$(3,786)	$(7,964)	$(22,441)
Total assets	208,410	183,110	176,337
Mandatorily redeemable cumulative preferred stock of subsidiaries	1,070	—	—
Debt and capital lease obligations, including current portion	146,485	144,075	144,973
Total stockholder's equity (deficit)	34,457	12,443	(8,574)

(1)
Store contribution (which includes food sales, and sales of refrigerated cookie dough product in retail markets) is determined by subtracting all store operating expenses and cost of sales from net store and food sales. Management uses store contribution information to measure operating performance at the store level. Store contribution may not be comparable to other similarly titled measures.

(2)
EBITDA consists of earnings before store closure provision (reversal), compensation-parent company option grants, depreciation and amortization, interest, income taxes, minority interest, preferred stock accretion and dividends of subsidiaries and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net loss as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt. EBITDA may not be comparable to other similarly titled measures.

(3)
For purposes of computing the ratio of earnings to fixed charges under our loan indenture, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (whether paid or accrued and net of debt premium amortization), including the amortization of debt issuance costs and original issue discount, noncash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with capital lease obligations, one-third of net rent expense, letter of credit commissions, fees or discounts and the product of all dividends and accretion on mandatorily redeemable cumulative preferred stock multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the current combined federal, state and local statutory tax rate. For the 52 weeks ended January 1, 2000, December 30, 2000, and December 29, 2001, Mrs. Fields' earnings were insufficient to cover fixed charges by $8,003, $15,553 and $22,180, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        In 1996, an investor group led by Capricorn II, formed MFOC and The Mrs. Fields' Brand, Inc. as Delaware corporations and subsidiaries of Mrs. Fields' Holding. On September 17, 1996, Mrs. Fields' Holding initiated operations when the Company purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields, Inc. and its subsidiaries, Original Cookie and the pretzel business of Hot Sam.

        Historically, the Company has achieved growth in both its cookie and pretzel businesses through strategic acquisitions and may continue this strategy if appropriate opportunities arise. In a series of transactions in 1997 and 1998, the Company acquired the following:

  •
  substantially all of the assets, including 79 Pretzel Time stores, of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc., the franchisor of the Pretzel Time concept, along with all of the common stock of Pretzel Time, Inc.,

  •
  all of the outstanding capital stock of Great American Cookie Company, Inc. and 48 stores from four Great American franchisees, and

  •
  all of the outstanding capital stock of Pretzelmaker. Pretzelmaker had 248 franchised stores at the time of acquisition.

        One of the key elements of Mrs. Fields' business plan has been, and continues to be, closing or franchising certain Company owned stores that do not meet specific financial and geographical criteria established by management. Implementation of this element of the business plan has resulted in enhanced operating margins and cash flows. As a result of converting certain stores to franchises, royalty revenues have increased and are expected to continue to increase, and net store sales and expenses associated with operating those stores have decreased.

        In late 1999 and early 2000, Mrs. Fields' Holding considered the acquisition of TCBY; however, because of debt limitations imposed upon Mrs. Fields' Holding by an indenture governing its senior notes, Mrs. Fields' Holding did not have access to sufficient capital to pursue an acquisition at that time. Instead, following a determination by the Mrs. Fields' Holding Board of Directors that such an acquisition by it would not constitute the wrongful taking of a corporate opportunity, Capricorn III, an affiliate of Capricorn II, acquired a majority interest in TCBY on June 1, 2000.

        In connection with the acquisition of TCBY by Capricorn III, Mrs. Fields entered into the TCBY Management Agreement with TCBY and TCBY Systems, pursuant to which the corporate and administrative functions of TCBY Systems were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY Systems' business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah in 2000), in exchange for a management fee paid by TCBY semi-monthly, which is in excess of MFOC's costs to perform these services. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations. Management fee revenue was $7.5 million and $11.5 million for the fiscal years ended December 30, 2000 and December 29, 2001, respectively.

        On August 31, 2001, the TCBY Management Agreement was amended to provide for TCBY Systems to defer payment of certain portions (not to exceed $2.0 million in fees in any given fiscal year) of the management fee payable, and to release such amounts based upon TCBY Systems achieving compliance with a ratio included in a TCBY Systems' credit facility. The Company agreed that the payment of a portion the of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY Systems. To the extent that TCBY Systems' profitability is greater than required by the ratio test, the Company is entitled to receive a 15 percent "special management fee" based upon a calculation of the amount by which it exceeds the compliance ratio. Included in amounts due from affiliates on the December 29, 2001 consolidated balance sheet is $1.0 million related to such retention amount. The Company is entitled to receive interest at the highest non-default rate in effect under the credit facility on any amounts deferred.

        On September 29, 2001, Mrs. Fields' Holding completed the Mrs. Fields Reorganization, pursuant to which the stockholders and optionholders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to MFFB, in exchange for the same number of shares of common stock and preferred stock of MFFB and MFFB options with essentially the same terms, except that the holders of MFFB preferred stock have the right to vote together with the holders of the MFFB common stock on matters submitted to the vote of the common stockholders.

        Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of MFFB merged with and into TCBY. As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBY have become first tier subsidiaries of MFFB. The Mrs. Fields Reorganization and the Merger were initiated because the Company believed that synergies of the combined entity exceeded that of the independent companies, would avoid conflicts between shareholders and, ultimately, to simplify the day-to-day management of the two companies.

        No "change of control" of Mrs. Fields' Holding or its subsidiaries, including the Company, occurred under the Indenture governing the 14 percent Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8 percent Senior Notes due 2004 of the Company, or agreements governing Mrs. Fields' other indebtedness.

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's financial statements. Management has reviewed the accounting policies that it uses to prepare the Company's financial statements and believes that the following policies are the most important to the portrayal of the Company's financial condition and the results of it operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

        Related Party Transactions.    Mrs. Fields has contractual relationships with various affiliates, primarily TCBY and Mrs. Fields' Holding, which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transaction. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that we will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Board of Directors. Individual affiliate transactions or a series of related transactions in excess of $5.0 million require an "opinion of fairness" by an accounting, appraisal or investment banking firm.

        Impairment of Long-lived Assets.    We review our long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset is not sufficient to recover the remaining book value of the asset, we are required to write down the value of the asset. In evaluating whether the asset will generate sufficient cash flow to recover it's book value, we estimate the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making our estimate, we consider the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level and the length of time that we expect to retain the asset.

        Allowance for Doubtful Accounts.    The Company sells product to and receives royalties from its franchisees and sells product to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect our ability to collect amounts that are due to Mrs. Fields include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. We are required to establish an estimated allowance for the amounts included in accounts receivable that we will not be able to collect in the future. To establish this allowance, we evaluate the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, we may have to provide for a greater level of expense in future periods or to reverse amounts accrued in prior periods.

        Store Closure Reserve.    The Company will periodically close under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure, we record a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by our ability to settle with the landlord for amounts less than the amount reserved and the timing of the settlement payments agreed to in the settlement.

        Implementation of Recent Accounting Pronouncements.    In 2002, we will adopt SFAS 141 and 142. These pronouncements will require a valuation of the intangible assets associated with our various operating segments. To the extent that the fair value associated with the intangible asset is less than the recorded value, we will be required to write down the value of the related intangible asset. The valuation of the intangible assets will be affected by, among other things, our business plan for the future, our estimated results of future operations and the comparable companies that are used to value our intangible assets. Changes in our business plan or operating results that are different than the projections used to develop the valuation of our intangible assets will have an impact on the valuation of our intangible assets. Also, the decision to use one company vs. another company as a benchmark may have an impact on the valuation of our intangible assets.

        Accountants.    Arthur Andersen LLP, our independent public accountant, was recently charged by the U.S. Department of Justice for felony obstruction of justice in connection with their role as auditors for Enron Corporation. We do not know the scope or impact of the indictment, or whether additional indictments may be made by the Department of Justice. The result of the indictment or other lawsuits against Arthur Andersen LLP may cause us to select another independent public accountant. In that case, we may incur significant expense in familiarizing the new auditors with our accounting.

Results of Operations of Mrs. Fields

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period.

	For the 52 Weeks Ended January 1, 2000	For the 52 Weeks Ended December 30, 2000	% Change From 1999 to 2000	For the 52 Weeks Ended December 29, 2001	% Change From 2000 to 2001
	(Dollars in Thousands)
Statement of Operations Data:
REVENUES:
Net store and food sales	$145,917	$134,653	(7.7)	$126,389	(6.1)
Franchising and licensing	28,555	27,151	(4.9)	29,870	10.0
Mail order	7,543	9,186	21.8	10,265	11.7
Management fee revenue	—	7,533	N/A	11,485	52.5

Total revenues	182,015	178,523	(1.9)	178,009	(0.3)

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	79,634	73,401	(7.8)	74,109	1.0
Cost of sales	31,477	29,609	(5.9)	29,571	(0.1)
Franchising and licensing	8,586	8,380	(2.4)	7,838	(6.5)
Mail order	3,877	5,089	31.3	5,851	15.0
General and administrative	25,433	30,283	19.1	37,078	22.4
Compensation-parent company option grants	—	—	N/A	1,990	N/A
TCBY transition and other	—	2,442	N/A	—	N/A
Store closure (reversal) provision	(1,579)	(1,014)	(35.8)	378	N/A
Depreciation and amortization	24,206	27,937	15.4	26,100	(6.6)

Total operating costs and expenses	171,634	176,127	2.6	182,915	3.9

Income (loss) from operations	10,381	2,396	(76.9)	(4,906)	N/A

OTHER EXPENSE, NET:
Interest expense, net	(17,827)	(17,791)	(0.2)	(17,342)	(2.5)
Other income (expense), net	(557)	(158)	(71.6)	68	N/A
Provision for income taxes	(218)	(3,841)	N/A	(21)	N/A

Total other expense, net	(18,602)	(21,790)	17.1	(17,295)	(20.6)

Net loss	$(8,221)	$(19,394)	135.9	$(22,201)	14.5

EBITDA(1)	$33,008	$29,319	(11.2)	$23,562	(19.6)

Cash flows from operating activities	$17,903	$9,446	(47.2)	$16,473	74.3

Cash flows from investing activities	$(4,696)	$(9,784)	108.3	$(20,967)	114.3

Cash flows from financing activities	$(13,039)	$(984)	(92.5)	$4,492	N/A

OTHER DATA:
Number of Company owned store unit weeks	26,971	23,457	(13.0)	22,818	(2.7)
Unit week average ("UWA") sales	$5,344	$5,633	5.4	$5,490	(2.5)
Year-over-year comparable store sales percent	(0.7)%	(0.1)%	—	(3.6)%	—
Unit weeks—stores open more than 13 months	23,093	22,254	(3.6)	19,997	(10.1)
UWA sales—stores open more than 13 months	$5,165	$5,726	10.9	$5,806	1.4

(1)
EBITDA consists of earnings before store closure (reversal)provision, compensation-parent company option grants, depreciation and amortization, interest, income taxes, minority interest, preferred stock accretion and dividends of subsidiaries and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net loss as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt. EBITDA may not be comparable to other similarly titled measures.

52 Weeks Ended December 29, 2001 ("Fiscal 2001") Compared to the
52 Weeks Ended December 30, 2000 ("Fiscal 2000")

        Income (Loss) From Operations—Overview.    During fiscal 2001, the Company incurred a loss from operations of $4.9 million compared to operating income in the prior year of $2.4 million. This change in operating results was due to a reduction in store contribution of $8.9 million, non-cash compensation expense of $2.0 million, offset by increased contribution from franchising and licensing of $3.3 million, increased mail order contribution of $317,000 and increased revenues under the management agreement.

        The $8.9 million decrease in store contribution in 2001 verses 2000 resulted from a number of factors. Prior to September 11 and as result of the economic recession, which commenced in March 2001, year-over-year sales were down 2.5 percent from that of the prior year. After September 11, year-over-year sales declined 5.6 percent from the prior year. The impact of the recession and September 11 resulted in year-over-year sales decrease of approximately $3.0 million and $1.3 million, respectively, aggregating to a reduction in year-over-year sales of $4.3 million and a reduction in store contribution of $3.0 million. The decrease in store contribution was also the result of contribution losses in poor performing stores identified for closure in 2001 of approximately $2.0 million, the Wal-Mart locations loss at the operating level of approximately $600,000, increased costs of raw materials, such as butter, of approximately $465,000, and labor and benefit increases of approximately $1.4 million.

        As indicated above, the decline in store contribution was due to a variety of factors. Of the Company's 463 corporate owned stores, 285 showed positive year-over-year results, and a store contribution margin of 18.9 percent, or 1 to 2 percent below expectations. The remaining stores included 84 stores with negative year-over-year sales, 45 Wal-Mart locations and 49 new stores and non year-over-year stores. These stores earned a negative contribution margin. The loss from these stores relative to target of 15 to 20 percent margin accounts for most of the year-over-year store contribution decline. Various marketing, cost reduction and management upgrade programs are currently being rolled out to all stores, especially, the poor performing ones.

        As discussed below, the results at the store contribution level were partially off set by strong performances in Franchising, Licensing, and Mail order.

        Company owned and Franchised or Licensed Store Activity.    As of December 29, 2001, there were 463 Company owned stores and 990 franchised or licensed stores in operation. The store activity for fiscal 2000 and fiscal 2001 is summarized as follows:

	Fiscal 2000		Fiscal 2001
	Company- owned	Franchised or Licensed	Company- owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	462	981	420	951
Stores opened (including relocations and acquisitions)	12	112	86	108
Stores closed (including relocations)	(39)	(152)	(42)	(70)
Non-continuing Company owned (closure plan) stores closed (September 18, 1996 forward)	(5)	—	—	—
Stores sold to franchisees	(15)	15	(9)	9
Non-continuing Company owned (closure plan) stores franchised (September 18, 1996 forward)	(2)	2	—	—
Stores acquired from franchisees	7	(7)	8	(8)

Stores open as of the end of the fiscal year	420	951	463	990

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, decreased $8.3 million, or 6.1 percent, from $134.7 million in fiscal 2000 to $126.4 million in fiscal 2001. Of the $8.3 million decrease, net store sales represents $6.9 million, or 5.2 percent, from fiscal 2000 net store sales of $132.1 million to $125.2 million. As previously mentioned, the impact of September 11 and the recession hit the hardest in the fourth quarter of fiscal 2001. With the holiday shopping season, the fourth quarter is traditionally the Company's busy period with approximately 30 percent of annual store revenues occurring during that quarter. Net store revenues in the fourth quarter of fiscal 2001 decreased $3.7 million compared to the fourth quarter of fiscal 2000, representing 53.6 percent of the total decline in net store revenues from fiscal 2000 to fiscal 2001. The decrease in same store sales was the result of the general economic slow down and recession experienced in 2001 and the events of September 11, which reduced mall traffic and altered consumer spending habits.

        Prior to the economic recession which began in early 2001, the Company had experienced a 5.4 percent growth in store unit week average ("UWA") sales from 1999 to 2000. However, the 2001 recession contributed to a 2.5 percent decrease in store UWA sales. The decrease in UWA sales also is a result of opening 45 Wal-Marts, which have experienced sales levels 60 percent lower than average. The original Wal-Mart model anticipated sales at 20.0 percent below average. Management believes that these locations offer a good opportunity to develop a presence outside of the mall environment and continues to consider and test various operating and economic models for positive results. Until a viable model is identified, the Company is not committing to additional store locations in Wal-Mart.

        The Company continued to experience increases in the UWA sales of mature stores, stores open more than 13 months, however the level of increase was also negatively impacted by the events of September 11 and the recession.

        Sales were also negatively impacted by the discontinuance of a refrigerated retail dough product. The impact was a reduction in sales of $1.3 million from sales in fiscal 2000 of $2.5 million to $1.2 million in fiscal 2001. The product was discontinued due to its low contribution margin.

        Franchising and Licensing Revenues.    Franchising and licensing revenues for the year ended December 29, 2001 increased by $2.7 million compared to fiscal 2000. Franchising revenues increased 1.9 percent, or $471,000, from $24.3 million in fiscal 2000 to $24.8 million in fiscal 2001. The increase in franchising revenues is partially attributable to a $448,000, or 3.4 percent, increase in royalties, and a $409,000, or 42.3 percent, increase in initial franchise fees, which were partially offset by a $181,000, or 1.7 percent decrease in batter sales to the Company's Great American Cookie franchisees. The increase in ongoing royalty revenues of $448,000 from our franchisees is primarily due to 40, or 4.2 percent, additional franchised locations opened in fiscal 2001 compared to fiscal 2000.

        Licensing and other revenues increased $2.2 million, or 78.9 percent, from $2.9 million in fiscal 2000 to $5.1 million in fiscal 2001. Licensing revenues were positively impacted in fiscal 2001 by $1.8 million as a result of the sale of certain recipes and a licensing agreement with a national manufacturer of cookies. The license agreement allows for the sale of soft baked cookies branded under the Mrs. Fields name in specified retail channels and geographic locations. Royalties under the licensing agreement for fiscal 2001 were $2.0 million compared to $1.1 million for fiscal 2000.

        Licensing revenues were also positively impacted in fiscal 2001 by an increase in royalties from a chocolate manufacturer that distributes premium chocolates branded under the Mrs. Fields name. Royalties under the license agreement were $645,000 for fiscal 2001 compared to $229,000 for fiscal 2000.

        Additionally, during 2001, the Company entered into international area license agreements in Switzerland, specific territories in Japan and Saudi Arabia. Revenue associated with these license agreements is recognized over the term of the license, generally five years, or based upon the specific opening of franchised units as defined in the agreements. Revenue recognized under these agreements totaled $15,000 in fiscal 2001.

        Mail Order Sales.    Total mail order revenue increased $1.1 million, or 11.7 percent, from $9.2 million in fiscal 2000 to $10.3 million in fiscal 2001. Mail order revenue consisted of sales through the Company's catalog and e-tailing web-site. Internet sales increased 53.0 percent from fiscal 2000 and represented $4.2 million, or 40.1 percent, of total mail order sales in fiscal 2001. Mail order sales also increased as a result of obtaining corporate customers who have used Mrs. Fields products as promotional products or customer appreciation gifts.

        Management Fee Revenues.    On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., MFH's then majority shareholder, entered into an agreement to acquire TCBY, a retail snack food company. This acquisition (the "TCBY Acquisition") was completed on June 1, 2000.

        In connection with the TCBY Acquisition, on June 1, 2000, the Company entered into the Management Agreement (the "TCBY Management Agreement") with TCBY, and TCBY Systems, LLC, a wholly-owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY are managed by the Company. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY (including certain costs incurred on behalf of TCBY and other specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah in 2000) in exchange for a management fee paid by TCBY semi-monthly. On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable (not to exceed $2.0 million in fees in any given fiscal year) and the release of such amounts based upon compliance with a ratio test included in a TCBY credit facility and that the payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. Included in amounts due from affiliates in the December 29, 2001 consolidated balance sheet is $1.0 million which has been retained by TCBY in accordance with the TCBY Management Agreement. Of this amount, $935,000 has been deferred until TCBY achieves a certain level of operating results. Therefore, this amount has not been recognized as management fee revenues. The Company does not separate the costs incurred under the management agreement from its own costs of operation, as most of its employees support both companies; therefore, the activity for managing TCBY is not reported as a separate segment.

        In connection with the TCBY Acquisition, the Company also received a $300,000 acquisition advisory fee in 2000 for services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses incurred by the Company in connection with its performance of acquisition advisory services. The Company will also be entitled to be reimbursed for approximately $2.4 million of costs incurred on behalf of TCBY and other one-time transition costs incurred in the transfer of the management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah in 2000. These costs will be reimbursed by TCBY when TCBY's dairy processing plant generates sufficient cash in excess of the working capital requirements to make the reimbursement. Additionally, without a modification of TCBY's long-term debt agreements, these expenses will not be reimbursed earlier than 2005.

        Total Revenues.    Total revenues decreased by $514,000, or 0.3 percent, from $178.5 million in fiscal 2000 to $178.0 million in fiscal 2001 due to the reasons discussed above.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs increased $708,000, or 1.0 percent, from $73.4 million in fiscal 2000 to $74.1 million in fiscal 2001. Labor costs increased 4.2 percent or $1.4 million from $34.0 million in fiscal 2000 to $35.4 million in fiscal 2001. This increase was attributable to an increase in Company owned stores primarily because of the Company's expansion into Wal-Mart, which has higher labor as a percentage of sales than traditional stores. Additionally, labor costs as a percent of sales increased from 25.7 percent for fiscal 2000 to 28.3 percent for fiscal 2001. Rent and occupancy expense decreased $381,000, or 1.4 percent from $27.9 million in fiscal 2000 to $27.6 million in fiscal 2001. This was the result of the closing of certain stores, some of which had unfavorable lease terms or lower contribution margins, and lower contingent rents incurred as a result of the lower sales volume offset by additional rent expense from the expansion of new Wal-Mart and other stores.

        With sales decreasing from the general economic recession and slowdown experienced in 2001, the Company experienced negative leverage of its labor and rent expense. Store staffing levels were maintained at low levels to minimize labor to sales ratios, with staffing models and staffing dollars, along with rents, becoming relatively more fixed in nature. Operations management is currently placing additional focus on the labor budget for each location and is testing various staffing matrixes in an effort to reduce the minimum labor hours required.

        Other store and selling expenses decreased 3.1 percent, or $354,000 from fiscal 2000 to fiscal 2001 at $11.4 million and $11.1 million, respectively.

        Cost of Sales.    Total cost of sales in fiscal 2001 were comparable to fiscal 2000. As a percentage of net store and food sales, cost of sales increased from 22.0 percent in fiscal 2000 to 23.4 percent in fiscal 2001 due to an increase in raw ingredient costs and a change in product mix, including smoothies and other products that have lower gross margins. Butter costs increased by $465,000 in fiscal 2001 over the prior year. Subsequent to year end, butter prices have decreased 7.0 percent from December 29, 2001 through March 15, 2002.

        Franchising and Licensing Expense.    Franchising and licensing expense decreased $542,000, or 6.5 percent, from $8.4 million in fiscal 2000 to $7.8 million in fiscal 2001. This decrease was principally the result of a reduction in administrative costs.

        Mail Order Expense.    Mail order expense increased $762,000, or 15.0 percent, from $5.1 million in fiscal 2000 to $5.9 million in fiscal 2001. During 2001, Mail order incurred additional rent charges of $173,000 from fiscal 2000 as a result of its expansion and re-location to a new facility. This expansion allowed for additional capacity to service the $1.1 million increase in revenues and provides capacity for future growth. Labor costs associated with the increased revenues increased $540,000. Cost of sales, as a percent of sales, decreased from 41.9 percent for fiscal 2000 to 38.0 percent for fiscal 2001. Net contribution for Mail order increased $316,000, or 7.7 percent, from fiscal 2000 to fiscal 2001.

        Compensation-Parent Company Option Grants.    During the year ended December 29, 2001, the Company recognized $2.0 million of non-cash compensation expense related to the issuance, as part of the Mrs. Fields Reorganization (see Note 7), of MFFB stock options to Company employees, in exchange for options that had previously been outstanding at Mrs. Fields' Holding. The exchange of the options created a new measurement date and, because the exercise price of the exchanged options was equal to the exercise price of the original MFH options and the fair value of the MFFB common stock at the date of grant was higher than the exercise price of the new options, the Company recognized compensation expense for the difference between the fair value of the MFFB options that vested upon issuance and the exercise price of the original MFH options that had already vested.

        General and Administrative, and TCBY Transitional and Other Expenses.    General and administrative expenses increased $4.4 million, or 13.3 percent, from $32.7 million in fiscal 2000 to $37.1 million in fiscal 2001. The increase in general and administrative expenses is principally due to the increased costs associated with the management of TCBY under the management agreement and was partially offset by the elimination of costs incurred in 2000 transitioning TCBY's operations to Salt Lake City that did not recur in 2001. The management agreement was in place for seven months for fiscal 2000 versus 12 months for fiscal 2001. The additional increase in general and administrative expenses, including TCBY transitional costs, is the result of hiring additional executive management and costs associated with executive recruitment, relocation, and transactional costs and professional fees associated with the merger into Mrs. Fields Famous Brands.

        Store Closure Provision.    During late 2001, the Company identified four additional stores that were not performing at acceptable levels and recorded a reserve of $378,000 for the stores' planned closure. Prior to 1999, the Company recorded a store closure reserve to cover early lease termination costs under a plan to close or franchise existing stores that were not earning acceptable levels of contribution. During 1999 and 2000, the Company was successful in closing certain of these stores at a negotiated cost less than had been provided for in the plan. A total of $1.0 million of costs in excess of the amounts required to close the stores was reversed in 2000.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense decreased by $1.8 million, or 6.6 percent, from $27.9 million in fiscal 2000 to $26.1 million in fiscal 2001.

        The Company annually assesses the impairment of its long-lived assets. During fiscal 2001 and fiscal 2000, the Company wrote down to net realizable value approximately $3.2 million and $3.6 million respectively of impaired long-lived store assets and the goodwill associated with these stores. This expense is included in depreciation and amortization expense. The Company assessed the future undiscounted cash flows from store contributions over the stores' current lease period and renewal period if the stores was considered a core store.

        In fiscal 2001, the Company recognized an impairment of $1.4 million relating to goodwill associated with the Original Cookie and Hot Sam brand names and recipes. This impairment is recorded as a non-cash charge to amortization expense. In the impairment assessment, the Company assessed the future undiscounted cash flows from store contribution for Original Cookie and Hot Sam stores over the stores' current lease period. At expiration of the lease period, the stores will either be closed or converted to a Mrs. Fields, Great American, Pretzel Time or Pretzelmaker store.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements. The Company will adopt SFAS 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS 142, the Company will no longer amortize goodwill, and certain intangibles associated with the franchise systems that resulted from business combinations initiated prior to the adoption of SFAS 142. This will reduce amortization expense by approximately $7.7 million commencing for the year ending December 28, 2002. The statement requires an annual assessment for any impairment of the carrying value of the assets based upon an appraisal of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will evaluate goodwill, trademarks and other certain intangibles under SFAS 142 transitional impairment test during the first quarter of 2002 and has not yet determined whether or not there will be an impairment loss. However, due to the Company's high levels of intangible assets, a transitional impairment charge, if any, may be material. Any transitional impairment loss would be non-operational and will be recognized as a change in accounting principle.

        Total Operating Costs and Expenses.    Total operating costs and expenses increased $6.8 million, or 3.9 percent, from $176.1 million in fiscal 2000 to $182.9 million in fiscal 2001 due to the reasons discussed above.

        Interest Expense, Net.    Interest expense net for fiscal 2001 decreased by $449,000, or 2.5 percent, from $17.8 million in fiscal 2000, to $17.3 million in fiscal 2001. The decrease was primarily due to lower effective interest on the Company's line of credit and lower balances outstanding on its capital lease obligations.

        Other, Net.    Other expenses and other items decreased $226,000 from $158,000 expense in 2000 to $68,000 income in fiscal 2001. The increase in other income was the result of net gains on stores sold to franchisees, and property insurance proceeds received on the World Trade Center stores in excess of the net book value of assets written off.

        Provision for Income Taxes.    In connection with the acquisition of Mrs. Fields, Inc. and Original Cookie Company in 1996, the Company recorded a deferred tax asset totaling $3.5 million. The Company increased the valuation allowance on the deferred tax asset in 2000 because it had not achieved taxable income subsequent to the date that the Company was formed. As the Company achieves a history of generating taxable income in the future, the valuation allowance against these deferred tax assets may be reduced to the extent that the deferred tax asset can be utilized for income tax return purposes.

        Net Loss.    The net loss increased by $2.8 million, or 14.4 percent, from $19.4 million in fiscal 2000 to $22.2 million in fiscal 2001, principally due to the reasons described above.

52 Weeks Ended December 30, 2000 ("Fiscal 2000") Compared to the
52 Weeks Ended January 1, 2000 ("Fiscal 1999")

        Company owned and Franchised or Licensed Store Activity.    As of December 30, 2000, there were 420 Company owned stores and 951 franchised or licensed stores in operation. The store activity for fiscal 1999 and fiscal 2000 is summarized as follows:

	Fiscal 1999		Fiscal 2000
	Company Owned	Franchised or Licensed	Company Owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	566	972	462	981
Stores opened (including relocations and acquisitions)	13	100	12	112
Stores closed (including relocations)	(26)	(123)	(39)	(152)
Non-continuing Company owned (closure plan) stores closed (September 18, 1996 forward)	(59)	—	(5)	—
Stores sold to franchisees	(13)	13	(15)	15
Non-continuing Company owned (closure plan) stores franchised (September 18, 1996 forward)	(24)	24	(2)	2
Stores acquired from franchisees	5	(5)	7	(7)

Stores open as of the end of the fiscal year	462	981	420	951

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of cookie dough product to retail markets, decreased $11.3 million, or 7.7 percent, from $145.9 million in fiscal 1999 to $134.7 million in fiscal 2000.

        The decrease in net store sales from Company owned stores was primarily attributable to the closure or franchising of 7 closure plan stores and 54 other stores in 2000. The decreased revenues caused by store closures was partially offset by opening or acquiring from franchisees 19 new stores in 2000. Fiscal 2000 sales were also negatively affected by the 122 stores that were closed throughout 1999 and positively affected by the 18 stores that were opened throughout 1999. The net impact of the store openings and closings was that Company owned stores were open an aggregate of 3,514, or 13.0 percent, fewer unit weeks during 2000 than 1999.

        The decrease in net store sales was also caused in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide Company owned store sales were 0.1 percent less in fiscal 2000 than in fiscal 1999. However, same store sales of Mrs. Fields and Pretzel Time, our premier concept brands, increased 2.4 percent and 1.4 percent, respectively. Sales per week of our Company owned stores increased $243, or 4.5 percent, from $5,375 in fiscal 1999 to $5,618 in fiscal 2000. The decrease in net store and food sales was partially offset due to the sale of a frozen cookie dough product being for sale to retail markets for a full year in 2000. This frozen cookie dough product was introduced in 1999 and sales increased 108.7 percent from $1.2 million in 1999 to $2.5 million in 2000.

        Franchising and Licensing Revenues.    Franchising and licensing revenues decreased by $1.4 million, or 4.9 percent, from $28.6 million for fiscal 1999 to $27.2 million for fiscal 2000. Franchising revenues were comparable between fiscal 1999 and fiscal 2000 at $24.4 million and $24.3 million, respectively. Franchising royalties increased $1.2 million, or 10.2 percent, which was offset by a $979,000, or 49.5 percent, decrease in initial franchise fees and a $206,000, or 1.9 percent, decrease in batter sales to franchisees. Initial franchise fees decreased due to a decrease in the number of transactions closed as well as a decrease in the average franchise fee charged per transaction.

        Licensing and other revenues decreased $1.2 million, or 31.2 percent, from $4.1 million in fiscal 1999 to $2.9 million in fiscal 2000. This was principally due to a recipe sale of $2 million in fiscal 1999 that did not recur in fiscal 2000 offset in fiscal 2000 by royalties under an associated license agreement.

        Mail Order Sales.    Mail order sales increased $1.7 million, or 21.8 percent, from $7.5 million in fiscal 1999 to $9.2 million in fiscal 2000.

        Management Fee Revenues.    On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's then majority shareholder, entered into an agreement to acquire TCBY, a retail snack food company. This acquisition (the "TCBY Acquisition") was completed on June 1, 2000.

        In connection with the TCBY Acquisition, on June 1, 2000, the Company entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY are managed by the Company. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY (including certain costs incurred on behalf of TCBY and other specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah) in exchange for a monthly management fee paid by TCBY semi-monthly. The Company does not separate the costs incurred under the management agreement from its own costs of operation, as most of its employees support both companies; therefore, the activity for managing TCBY is not reported as a separate segment. The Company received a total of $7.5 million of management fee revenue under the Management Agreement during fiscal 2000.

        The Company also received a $300,000 acquisition advisory fee in 2000 for services rendered in connection with the TCBY acquisition and for partial reimbursement of out-of-pocket costs and expenses incurred by the Company in connection with its performance of acquisition advisory services.

        Total Revenues.    Total revenues decreased by $3.5 million, or 1.9 percent, from $182.0 million in fiscal 1999 to $178.5 million in fiscal 2000 due to the reasons discussed above.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs decreased $6.2 million, or 7.8 percent, from $79.6 million in fiscal 1999 to $73.4 million in fiscal 2000. The decrease in store occupancy costs was primarily attributable to the decrease in the number of stores discussed above. The decrease was partially offset by increased labor costs due to a tight labor market and wage inflation.

        Cost of Sales.    Total cost of sales decreased $1.9 million, or 5.9 percent, from $31.5 million in fiscal 1999 to $29.6 million for fiscal 2000. As a percentage of net store and food sales, cost of sales increased from 21.6 percent in fiscal 1999 to 22.0 percent in fiscal 2000 due to lower gross profit margins on the sale of refrigerated cookie dough to retail markets.

        Franchising and Licensing Expense.    Franchising expense decreased $206,000, or 2.5 percent from $8.6 million in fiscal 1999 to $8.4 million in fiscal 2000. The decrease is primarily the result of lower batter facility costs due to a decrease in batter facility sales to franchisees.

        Mail Order Expense.    Mail order costs and expenses increased $1.2 million, or 31.3, percent from $3.9 million in fiscal 1999 to $5.1 million in fiscal 2000. The increase was primarily attributable to the 21.8 percent increase in mail order sales from fiscal 1999 to fiscal 2000. Mail order costs and expenses as a percent of mail order sales increased 4.0 percent from 51.4 percent in 1999 to 55.4 percent in 2000.

        General and Administrative, and TCBY Transition and Other Expenses.    General and administrative expenses increased $7.3 million, or 28.7 percent, from $25.4 million in fiscal 1999 to $32.7 million in fiscal 2000. The increase in general and administrative expenses was primarily attributable to costs incurred in managing the business of TCBY from June 1, 2000 through December 30, 2000. The Company also incurred approximately $2.4 million of one-time expenses and transition costs incurred in the transfer of the management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah.

        Store Closure Provision.    Prior to 1999, the Company recorded a store closure reserve to cover early lease termination costs under a plan to close or franchise existing stores that were not earning acceptable levels of contribution. During 1999 and 2000, the Company was successful in closing a certain number of these stores at a negotiated cost less than had been provided for in the plan. A total of $1.6 million and $1.0 million of costs in excess of the amounts required to close the stores was reversed in 1999 and 2000, respectively.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense increased by $3.7 million, or 15.4 percent, from $24.2 million in fiscal 1999 to $27.9 million in fiscal 2000.

        During fiscal 2000, the Company wrote down to net realizable value approximately $3.6 million of impaired long-lived store assets and the goodwill associated with these stores. This expense is included in depreciation and amortization expense. During fiscal 1999, the addition to the impairment reserve for impaired store assets was $1.9 million.

        Total Operating Costs and Expenses.    Total operating costs and expenses increased $4.5 million, or 2.6 percent, from $171.6 million in fiscal 1999 to $176.1 million in fiscal 2000 due to the reasons discussed above.

        Interest Expense, Net.    Interest expense for fiscal 2000 was comparable to fiscal 1999.

        Other, Net.    Other expenses and other items decreased $399,000 from $557,000 in 1999 to $158,000 in fiscal 2000, primarily due to no preferred stock accretion in fiscal 2000.

        Provision for Income Taxes.    In connection with the acquisition of Mrs. Fields, Inc. and Original Cookie Company in 1996, the Company recorded a deferred tax asset totaling $3.5 million. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company increased the valuation allowance on the deferred tax asset in 2000 because it had not achieved taxable income subsequent to the date that the Company was formed. As the Company achieves a history of generating taxable income in the future, the valuation allowance against these deferred tax assets may be reduced to the extent that the deferred tax asset can be utilized for income tax return purposes.

        Net Loss.    The net loss increased by $11.2 million, or 136.0 percent, from $8.2 million in fiscal 1999 to $19.4 million in fiscal 2000, principally due to the reasons described above.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under its existing revolving credit facility. At December 29, 2001, the Company had $3.4 million of unrestricted cash and cash equivalents, the availability of but no commitment for $3.6 million of borrowings under capital leases, and $5.0 million available under the revolving credit facility, which was scheduled to expire in March 2002 but was renewed through March 31, 2003 with reducing borrowing availability. The terms of the Company's indenture governing its outstanding senior notes limited the Company's ability to borrow under the credit facility to a total of $9.6 million at December 29, 2001. At December 29, 2001, the Company also had standby letters of credit totaling $610,000 outstanding, all of which were scheduled to mature prior to March 31, 2002. The letters of credit were renewed as part of the renewal of the Company's revolving credit facility and will mature prior to March 31, 2003. In connection with the extension of the Company's revolving credit facility, Capricorn III, one of MFFB's principal stockholders, provided to the lender under the Company's line of credit a guarantee of up to the lesser of $3.5 million and 50 percent of the aggregate amount of such lender's funding commitments.

        Mrs. Fields' operations were negatively impacted by the recession that began in 2001 and have been further impacted by the events of September 11, 2001. Additionally, the Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $8.6 million at December 29, 2001. Annually, approximately $25 million of such net losses have been a result of non-cash expenses, including depreciation and amortization of intangible assets and debt issuance costs. During 2002, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements and other general corporate purposes. The Company believes that its sources of cash will be adequate to meet requirements anticipated through at least fiscal 2002.

        The Company is highly leveraged. Our current revolving credit facility will terminate on March 31, 2003 and over the period prior to March 31, 2003 our permitted borrowings thereunder will be reduced in stages from the current $10 million limit to a $4 million limit in February 2003. In addition, its $140 million principal amount of senior notes will become due in December 2004. In addition, given borrowing restrictions under its senior note indenture and maintenance covenants in the revolving credit facility, its ability to obtain additional debt financing is significantly limited. Accordingly, the Company may choose to sell Company owned stores, defer capital expenditure plans and extend vendor payments for additional cash flow flexibility in the immediate future and will need to seek additional debt or equity commitments to refinance its debt obligations as they come due.

        As of December 29, 2001, Mrs. Fields' is the tenant on or guarantor of performance on 746 leases ("Operating Leases"), of which 270 are currently subleased to franchisees ("Franchise Leases") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent the Company subsidizes such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event the Company ceases operations at any location governed by the Operating Leases, the Company will be primarily liable for the satisfaction of all obligations of the tenant under such Leases.

        The following table reflects the Company's future contractual cash obligations as of December 29, 2001:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-Term Debt	$143,873	$1,715	$142,091	$67	$—
Capital Lease Obligations	1,547	942	569	36	—
Operating Leases	152,654	32,113	50,185	33,380	36,976
Dough Purchases	44,558	22,279	22,279	—	—
Store Closure Reserve	3,039	1,182	943	399	515

Total Contractual Cash Obligations	$345,671	$58,231	$216,067	$33,882	$37,491

        As of December 29, 2001, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $10.6 million, a decrease of 16.0 percent, or $2.0 million, from December 30, 2000 when liquid assets were $12.6 million. Current assets decreased by $722,000, or 4.0 percent, to $17.2 million at December 29, 2001 from $17.9 million at December 30, 2000. This decrease was primarily the result of a decrease in inventories, prepaid rents and the current portion of deferred tax assets, partially offset by an increase in accounts receivable.

        Long-term assets decreased $6.1 million, or 3.7 percent, to $159.1 million at December 29, 2001 from $165.2 million at December 30, 2000. This decrease was primarily the result of depreciation and amortization of property and equipment, goodwill and deferred loan costs, which was partially offset by an investment of approximately $20 million in Wal-Mart and other new stores.

        Current liabilities increased by $13.8 million, or 53.1 percent, to $39.6 million at December 29, 2001 from $25.9 million at December 30, 2000. This increase is due to an increase in accounts payable and borrowings on the Company's line of credit, which was partially offset by a decrease in the current portion of the store closure reserve.

        The Company's working capital deficit increased by $14.5 million, or 181.8 percent, to a deficit of $22.4 million at December 29, 2001 from a deficit of $8.0 million at December 30, 2000, for the reasons described above.

        The Company generated $16.5 million of cash from operating activities during fiscal 2001, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate those revenues. This increase was offset, in part, by interest paid on $140 million of senior notes.

        The Company utilized $21.0 million of cash from investing activities during fiscal 2001, primarily for capital expenditures relating to new store construction, remodels and renovations. This level of capital expenditure is significantly higher than in recent years and was the result of a more aggressive new store plan defined at the beginning of the year, together with the Wal-Mart opportunity, which was identified during the second quarter of 2001.

        The Company generated $4.5 million of cash from financing activities during fiscal 2001, principally due to increased borrowing under the Company's line of credit.

        The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce its working capital. The Company expects to expend approximately $8.2 million for capital expenditures in fiscal year 2002 of which approximately $5.5 million will be used for the construction of new stores, $2.6 million will be used to remodel existing stores and $338,000 will be used for other non-store capital expenditures. Approximately $2.8 million of these expenditures for new store construction have been identified for possible sale to franchisees. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit and lease facilities as needed.

Inflation

        The impact of inflation on the operations of the business has not been significant in recent years. Most of our leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States, which minimizes fluctuations in operating income. In addition, some of our employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through lower staffing of store operations and, if necessary, through product price increases.

Seasonality

        The Company sales and income from store operations is highly seasonal given the significant impact of its mall-based locations. The Company sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases are also a significant factor in increased sales in the fourth quarter.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's major market risk exposure is changing interest rates. The Company does not hedge against changes in interest rates. The Company's only financial instrument with a variable interest rate is its line of credit, which had a balance of $4.6 million outstanding at December 29, 2001. An increase in the effective interest rate on the line of credit of 1 percent would increase interest expense by $10,000 per year for every $1.0 million that the Company had outstanding on its line of credit for a full year.

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates in the event of refinancing including principal cash flows and related weighted average interest rates by year of expected maturity dates. The table does not include non-interest bearing notes totaling $88,000 and unamortized discount of $308,000.

	2002	2003	2004	2005	Total	Fair Value as of December 29, 2001
	(in thousands)
Long-term debt, including current portion (fixed rate)	$1,704	$1,708	$140,361	$12	$143,785	$125,585
Weighted average interest rate	9.6%	9.8%	10.1%	9.5%	10.1%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mrs. Fields' Original Cookies, Inc.:

We have audited the accompanying consolidated balance sheets of Mrs. Fields' Original Cookies, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and December 29, 2001 and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields' Original Cookies, Inc. and subsidiaries as of December 30, 2000 and December 29, 2001 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
 ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 1, 2002

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 30, 2000	December 29, 2001
CURRENT ASSETS:
Cash and cash equivalents	$3,511	$3,503
Accounts receivable, net of allowance for doubtful accounts of $547 and $61, respectively	4,719	2,513
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $1,126 and $1,083, respectively	4,383	4,584
Amounts due from affiliates, net	103	552
Inventories	4,686	3,987
Prepaid rent and other	522	399
Assets held for sale	—	1,664

Total current assets	17,924	17,202

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	31,100	42,205
Equipment and fixtures	26,234	29,091
Land	240	240

	57,574	71,536
Less accumulated depreciation and amortization	(31,597)	(36,943)

Net property and equipment	25,977	34,593

GOODWILL, net of accumulated amortization of $33,351 and $44,858, respectively	117,947	105,513

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $4,993 and $6,728, respectively	12,129	12,627

DEFERRED LOAN COSTS, net of accumulated amortization of $6,762 and $9,263, respectively	8,446	5,945

OTHER ASSETS	687	457

	$183,110	$176,337

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSLOLIDATED BALANCE SHEETS—(Continued)

(Dollars in thousands, except per share data)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

	December 30, 2000	December 29, 2001
CURRENT LIABILITIES:
Current portion of long-term debt	$658	$1,715
Current portion of capital lease obligations	970	850
Accounts payable	9,756	16,242
Bank overdraft	2,920	4,443
Bank borrowings under line of credit	—	4,601
Accrued liabilities	3,718	3,152
Current portion of store closure reserve	1,498	1,182
Accrued salaries, wages and benefits	3,904	4,219
Accrued interest payable	1,142	1,163
Sales taxes payable	1,073	1,122
Amounts due to affiliates, net	—	881
Current portion of deferred revenue	249	73

Total current liabilities	25,888	39,643
LONG-TERM DEBT, net of current portion and discount	141,035	141,849
CAPITAL LEASE OBLIGATIONS, net of current portion	1,412	559
STORE CLOSURE RESERVE, net of current portion	2,281	1,857
DEFERRED REVENUE, net of current portion	—	965

Total liabilities	170,616	184,873

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 6, and 9)
MINORITY INTEREST	51	38

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $.01 par value; 1,000 shares authorized, 400 and 100 shares outstanding, respectively	—	—
Additional paid-in capital	61,899	63,889
Accumulated deficit	(49,370)	(72,371)
Accumulated other comprehensive loss	(86)	(92)

Total stockholder's equity (deficit)	12,443	(8,574)

	$183,110	$176,337

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

	52 Weeks Ended
	January 1, 2000	December 30, 2000	December 29, 2001
REVENUES:
Net store and food sales	$145,917	$134,653	$126,389
Franchising and licensing revenue	28,555	27,151	29,870
Mail order sales	7,543	9,186	10,265
Management fee revenue	—	7,533	11,485

Total revenues	182,015	178,523	178,009

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	79,634	73,401	74,109
Cost of sales	31,477	29,609	29,571
Franchising and licensing	8,586	8,380	7,838
Mail order	3,877	5,089	5,851
General and administrative	25,433	30,283	37,078
Compensation-parent company option grants	—	—	1,990
TCBY transition and other	—	2,442	—
Store closure (reversal) provision	(1,579)	(1,014)	378
Depreciation and amortization	24,206	27,937	26,100

Total operating costs and expenses	171,634	176,127	182,915

Income (loss) from operations	10,381	2,396	(4,906)

OTHER EXPENSE, Net:
Interest expense, net	(17,827)	(17,791)	(17,342)
Other (expense) income, net	(230)	(184)	75

Total other expense, net	(18,057)	(17,975)	(17,267)

Loss before provision for income taxes, preferred stock accretion and dividends of subsidiaries and minority interest	(7,676)	(15,579)	(22,173)
PROVISION FOR INCOME TAXES	(218)	(3,841)	(21)

Loss before preferred stock accretion and dividends of subsidiaries and minority interest	(7,894)	(19,420)	(22,194)
PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES	(305)	—	—
MINORITY INTEREST	(22)	26	(7)

Net loss	$(8,221)	$(19,394)	$(22,201)

COMPREHENSIVE LOSS:
Net loss	$(8,221)	$(19,394)	$(22,201)
Foreign currency translation adjustment	—	(86)	(6)

Comprehensive loss	$(8,221)	$(19,480)	$(22,207)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(Dollars in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, January 2, 1999	400	$—	$59,899	$(19,221)	$—	$40,678
Parent contribution	—	—	2,000	—	—	2,000
Net loss	—	—	—	(8,221)	—	(8,221)

BALANCE, January 1, 2000	400	—	61,899	(27,442)	—	34,457
Distribution to parent under tax sharing agreement	—	—	—	(2,534)	—	(2,534)
Other comprehensive loss	—	—	—	—	(86)	(86)
Net loss	—	—	—	(19,394)	—	(19,394)

BALANCE, December 30, 2000	400	—	61,899	(49,370)	(86)	12,443
Adjustment due to Mrs. Fields Reorganization	(300)	—	—	—	—	—
Compensation—parent company option grants	—	—	1,990	—	—	1,990
Distribution to parent under tax sharing agreement	—	—	—	(800)	—	(800)
Other comprehensive loss	—	—	—	—	(6)	(6)
Net loss	—	—	—	(22,201)	—	(22,201)

BALANCE, December 29, 2001	100	$—	$63,889	$(72,371)	$(92)	$(8,574)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	52 Weeks Ended
	January 1, 2000	December 30, 2000	December 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,221)	$(19,394)	$(22,201)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	24,206	27,937	26,100
Amortization of discount on notes	77	86	95
Amortization of deferred loan costs	2,732	2,710	2,501
Compensation-parent company option grants	—	—	1,990
Loss (gain) on disposition of assets	(142)	439	(97)
Deferred income taxes	—	3,499	—
Preferred stock accretion and dividends of subsidiaries	305	—	—
Minority interest	(8)	(60)	(13)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,087)	(852)	2,521
Amounts due from franchisees and licensees	2,295	(247)	(201)
Amounts due to affiliates	—	(2,534)	(1,441)
Inventories	526	291	760
Prepaid rent and other	2,681	711	222
Other assets	680	(474)	233
Accounts payable and accrued liabilities	(955)	109	5,653
Store closure reserve	(5,219)	(3,415)	(740)
Accrued salaries, wages and benefits	25	724	293
Accrued interest payable	28	(146)	(40)
Sales taxes payable	166	(55)	49
Deferred credits	(186)	117	789

Net cash provided by operating activities	17,903	9,446	16,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,157)	(9,850)	(21,445)
Proceeds from the sale of assets	461	66	171
Purchase of stores from parent	—	—	307

Net cash used in investing activities	(4,696)	(9,784)	(20,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4,133)	2,920	1,523
Borrowings under line of credit	—	—	4,601
Principal payments on long-term debt	(5,978)	(929)	(659)
Payment of debt financing costs	(1,832)	(338)	—
Principal payments on capital lease obligations	(600)	(1,567)	(973)
Reduction in preferred stock of Pretzel Time	(496)	(1,070)	—

Net cash (used in) provided by financing activities	(13,039)	(984)	4,492

Effect of foreign exchange rate changes on cash	—	(86)	(6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168	(1,408)	(8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	4,751	4,919	3,511

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$4,919	$3,511	$3,503

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Concluded)

Supplemental Disclosure of Cash Flow Information:

        Cash paid for interest was approximately $18.0 million, $17.7 million and $14.9 million for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

        Cash paid for income taxes was approximately $401,000, $305,000 and $115,000 for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

Supplemental Disclosure of Noncash Investing and Financing Activities:

        During the year ended January 1, 2000, the Company acquired property and equipment under capitalized lease obligations and long-term debt totaling $4.0 million. No property and equipment was acquired under capitalized lease obligations during the years ended December 30, 2000 and December 29, 2001.

        During the year ended December 30, 2000, Mrs. Fields' Holding made an equity contribution of $2.0 million by assuming a $2.0 million note payable that was due December 31, 1999.

        During the year ended December 29, 2001, the Company recognized $2.0 million of non-cash compensation expense related to the issuance of MFFB stock options, as part of the Mrs. Fields Reorganization, to Company employees in accordance with the provisions of FASB Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation".

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

        Mrs. Fields' Original Cookies, Inc. (the "Company" or "Mrs. Fields"), a Delaware corporation, is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB"), which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc. ("TCBY") under a common parent (See Note 7). The Company has eight wholly-owned operating subsidiaries: namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada and Pretzelmaker of Canada, and three partially owned subsidiaries.

        The Company operates, develops and franchises retail bakery stores and cafes which sell freshly baked cookies, brownies, pretzels and other food products through four specialty branded concepts: Mrs. Fields Cookies, Great American Cookies, Pretzel Time and Pretzelmaker. In addition, the Company operates retail bakery stores that operate under two other branded concepts: Original Cookie Company and Hot Sam Pretzels. Additionally, the Company operates TCBY stores which sell premium frozen yogurt, ice cream and other food products under a franchise agreement with TCBY.

        In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields branded products through non-bakery stores and cafes. The Company also markets and distributes its products through catalogs and the internet.

        The Company is highly leveraged and has sustained net losses for several years. The Company has negative working capital of approximately $22 million at December 29, 2001. The Company's borrowing capacity is limited by covenants within its Senior Debt agreements. As a result of these factors, the Company's operations are sensitive to downturns in the economy and negative changes in interest rates. The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter of the calendar year. Because the Company's stores are heavily concentrated in shopping malls, sales performance is significantly dependent on traffic in such malls.

Business Combinations

  Pretzel Time Franchise Stores

        On October 30, 2000, Mrs. Fields' Holding acquired all of the stock of Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., and CMBC, Inc., which collectively owned and operated 20 Pretzel Time stores, for approximately $3.9 million, for $700,000 in cash and a $3.2 million note, payable over a three-year period. The acquisition was accounted for using the purchase method of accounting (based on the fair values of the net assets acquired) and resulted in recording $2.5 million of goodwill and $800,000 of other intangible assets. The goodwill is being amortized using the straight-line method over 15 years.

        On December 29, 2001, the Company entered into an Assignment and Assumption Agreement with Mrs. Fields' Holding whereby, the assets, liabilities and common stock relating to three wholly owned subsidiaries of Mrs. Fields' Holding which own and operate 20 Pretzel Time stores were assigned to the Company. The execution of the agreement resulted in the recording of working capital assets comprised of cash and inventory of $468,000, net property and equipment relating to the stores of $847,000, goodwill and other intangibles of $2.5 million and the assumption of various liabilities of $3.8 million, including a $607,000 note payable to Mrs. Fields' Holding. The note is payable upon demand and bears interest at 14.0 percent.

        Pro forma operating results (unaudited) of the Company for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001, assuming the acquisition of the Pretzel Time franchise stores described above had been made at the beginning of fiscal 1999, are as follows:

	52 Weeks Ended January 1, 2000	52 Weeks Ended December 30, 2000	52 Weeks Ended December 29, 2001
	(Dollars in thousands)
Revenue	$186,835	$184,440	$182,831
Net loss	(7,794)	(19,274)	(22,535)

  Impact of Events of September 11th

        As a result of the September 11th attacks, the Company lost one store located in the World Trade Center. Additionally, a corporate store located in close proximity to the attack suffered inventory and property loss. The financial impact of property damage and inventory losses to these two stores was book value of approximately $340,000, consisting of $23,000 of inventory and $315,000 of equipment, fixtures and facilities, as well as the loss of future store contribution from the World Trade Center store. In addition, the Company's stores, as well as franchised locations, suffered losses as a result of the attacks, including the loss of sales and product prepared for the business day of September 11 as a result of mall closures immediately after the attacks. The Company has recovered $408,000 for the loss of inventory and equipment, fixtures and facilities under its property insurance and is actively pursuing recovery, under its business interruption policy, of amounts associated with the lost contribution from the World Trade Center store and other losses associated with the temporary closure of airports and malls where the Company's stores are located.

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

  Related Party Transactions

        Mrs. Fields has contractual relationships with various affiliates, primarily TCBY and Mrs. Fields' Holding, which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transaction. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that we will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Board of Directors. Individual affiliate transactions or a series of related transactions in excess of $5.0 million require an "opinion of fairness" by an accounting, appraisal or investment banking firm.

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

  Allowance for Doubtful Accounts

        The Company sells product to and receives royalties from its franchisees and sells product to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect our ability to collect amounts that are due to Mrs. Fields include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. We are required to establish an estimated allowance for the amounts included in accounts receivable that we will not be able to collect in the future. To establish this allowance, we evaluate the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, we may have to provide for a greater level of expense in future periods or to reverse amounts accrued in prior periods.

  Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

  Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 29, 2001, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. As of December 29, 2001, the Company had restricted cash of $115,000.

  Inventories

        Inventories consist of raw ingredients, food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value. Inventories at December 30, 2000 and December 29, 2001 are comprised of the following:

	2000	2001
	(in thousands)
Food and beverage	$3,211	$2,306
Supplies and novelties	1,170	1,386
Raw ingredients	305	295

	$4,686	$3,987

  Pre-Opening Costs

        Pre-opening costs associated with new Company owned stores are charged to expense as incurred. These amounts were not significant for the periods presented in the accompanying consolidated financial statements. Pre-opening costs associated with new franchised stores are the responsibility of the franchisee.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment, fixtures and leasehold improvements are depreciated or amortized over three to seven years, or the shorter of the lease term, using the straight-line method.

        Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

  Intangible Assets

        Intangible assets consist primarily of goodwill and trademarks and are amortized using the straight-line method over 15 years. See "Recent Accounting Pronouncements." Other intangible assets such as covenants not to compete are not significant and are being amortized using the straight-line method over one to five years.

  Deferred Loan Costs

        Deferred loan costs totaling $14.9 million resulted from the sale of $100.0 million total principal amount of 10 1/8 percent Series A Senior Notes (the "Series A Senior Notes") and the sale of $40.0 million total principal amount of 10 1/8 percent Series C Senior Notes (the "Series C Senior Notes"). These costs are being amortized to interest expense over the approximate seven-year life of the Series A Notes and the approximate six-year life of the Series C Senior Notes (see Note 3).

  Discount on Series C Senior Notes

        The Series C Senior Notes were issued at a discount, which is being amortized to interest expense over the approximate six-year life of the notes using the effective interest method (see Note 3).

  Long-Lived Assets

        On February 8, 2002, the Company entered into an asset sale agreement to sell 12 stores to a franchisee in the Houston market for $4.1 million. The Company reduced the goodwill associated with these stores by $722,000 in 2001 to reflect the realizable value. Assets held for sale at December 29, 2001consists of the carrying value of the store assets sold in February 2002. During the year ended December 29, 2001, these stores had operating income of $1.2 million. Based on historical sales, the Company expects to earn approximately $400,000 of royalties per year from the stores.

        Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be fully recovered. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. The impairment of Long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

        During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the Company wrote down approximately $1.6 million, $3.6 million and $3.9 million, respectively, of impaired long-lived assets. These impairments included approximately $1.4 million of equipment and leasehold improvements at Company owned stores for the year ended January 1, 2000, $1.5 million of equipment and leasehold improvements at Company owned stores for the year ended December 30, 2000 and approximately $1.6 million of equipment and leasehold improvements at Company owned stores for the year ended December 29, 2001. The Company intends to franchise or continue to operate these stores through the end of their respective contractual lease terms. These assets are expected to be disposed of when the leases expire or the store is franchised. Additionally, approximately $237,000, $2.1 million and $859,000 of goodwill that had been allocated to the impaired assets was written down for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

        During the period ended December 29, 2001, the Company recognized an impairment of $1.4 million relating to goodwill associated with the Original Cookie and Hot Sam brand names and recipes. This impairment is included in amortization expense and was determined in accordance with SFAS No. 121. The Company's assessment was based on cash flows from store contribution for Original Cookie and Hot Sam stores over the stores' current lease period. At expiration of the lease period, the stores will either be closed or converted to a Mrs. Fields, Great American, Pretzel Time or Pretzelmaker store.

        The Company is converting its Original Cookie and Hot Sam stores to the stronger branded concepts of Mrs. Fields Cookies, Great American Cookies, Pretzel Time and Pretzelmaker, as operating cash flow permits. At December 29, 2001, the Company has goodwill and other intangibles associated with the Original Cookie branded concept and with the Hot Sam Pretzels branded concept of $6.9 million and $4.0 million, respectively. The Company monitors the recorded tangible value of these concepts on a regular basis and based on the rate of conversions records appropriate impairment charges.

        The net book value of store assets is either fully or partially written-down because the carrying amounts exceed the estimated future cash flows in accordance with SFAS No. 121. During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, stores associated with impaired assets generated losses of approximately $2.6 million, $1.9 million and $2.4 million, respectively. The impairment provisions were included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 30, 2000 and December 29, 2001. No provisions were recorded for estimated future store operating losses.

  Store Closure Reserve

        The Company accrues an estimate for the costs associated with closing a non-performing store in the period the determination is made to close the store. The accruals are for estimated store lease termination costs (see Note 5).

  Revenue Recognition

        Revenues generated from Company owned stores are recognized at the point of sale. Initial franchising fees and licensing and other fee revenues are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied. Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned. Minimum royalty payments under other licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. Revenues from the sale of cookie dough that the Company produces and sells to franchisees are recognized at the time of shipment and are classified in franchising revenue. Revenues from the sale of cookie dough to grocery stores and wholesale clubs are recognized upon shipment and are included in store and food sales. Revenues from mail order are recognized at the time of shipment. Management fee revenues are recognized as the services are performed or deferred, if so required, under the terms of the TCBY management agreement. The Company receives rebates or other payments from suppliers based (directly or indirectly) on sales to franchisees and Company owned stores. Rebates related to franchisees are recorded as franchising revenue when earned. Rebates related to Company owned stores are recorded as a reduction to cost of sales when earned.

  Shipping and Handling Costs

        The Company charges its mail order and batter facility customers for shipping and handling costs and records the revenue in mail order sales and franchising and licensing revenues, respectively. The costs for shipping and handling are included in mail order expense and franchising and licensing expense, respectively.

  Leases

        The Company has various operating lease commitments on both Company owned and franchised store locations and equipment. Expenses of operating leases with escalating payment terms, including leases underlying subleases with franchisees, are recognized on a straight-line basis over the lives of the related leases. Contingent rental expense is accrued on a monthly basis for those retail stores where contingent rental expense is probable. During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the Company incurred contingent rental expense of approximately $415,000, $558,000 and $519,000, respectively.

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

  Foreign Currency Translation

        The balance sheet accounts of foreign subsidiaries are translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the periods presented.

  Fair Value of Financial Instruments

        The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $119.7 million and $121.8 million as of December 30, 2000 and December 29, 2001, respectively. These estimates are based on quoted market prices. The book values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other long-term debt obligations, approximate fair values at the respective balance sheet dates.

  Advertising

        The Company administers advertising funds on behalf of the franchisees. The Company collects advertising funds from the franchisees and directs the expenditures of the advertising funds in connection with advertising and marketing campaigns for the benefit of the various concepts. The advertising funds and their related activities are not included in the accompanying consolidated financial statements.

        Advertising costs are expensed as incurred. During the years ended January 1, 2000, December 30, 2000 and December 29, 2001 the Company incurred advertising expenses totaling approximately $2.8 million, $3.1 million, and $3.0 million, respectively.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 did not have a significant impact on these financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangible assets after the assets have been initially recognized in the financial statements. These changes include the cessation of goodwill amortization and the substitution of periodic tests for impairment. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 for its fiscal year ending December 28, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill and indefinite-lived intangibles that resulted from business combinations initiated prior to the adoption of SFAS No. 141. This will reduce amortization expense by approximately $7.7 million for the year ending December 28, 2002. The Company will evaluate goodwill, and certain other intangibles, under the SFAS No. 142 transitional impairment test during the first quarter of 2002. The Company has not yet determined whether or not there will be an impairment loss. However, due to the Company's significant levels of intangible assets, a transitional impairment charge, if any, may be material. Any transitional impairment loss will be recognized as a cumulative change in accounting principle.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees and the associated asset retirement costs. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company has yet to determine whether the adoption of this statement will have a material effect on the Company's financial position and results of operations.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-Term Debt

        Long-term debt consists of the following:

	December 30, 2000	December 29, 2001
	(In thousands)
Series A/B senior unsecured notes, interest at 10 1/8 percent payable semi- annually in arrears on June 1 and December 1, due December 1, 2004	$100,000	$100,000
Series C senior unsecured notes, interest at 10 1/8 percent payable semi- annually in arrears on June 1 and December 1, due December 1, 2004	40,000	40,000
Discount related to the issuance of $40,000 Series C senior unsecured notes, net of accumulated amortization of $196 and $291, respectively	(403)	(308)
Notes payable to individuals or corporations with interest terms ranging from non-interest bearing to 15 percent, due at various dates in 2006, requiring monthly payments	2,096	3,872

	141,693	143,564
Less current portion	(658)	(1,715)

	$141,035	$141,849

        On November 26, 1997, the Company issued $100.0 million total principal amount of Series A Senior Notes due December 1, 2004 pursuant to an indenture between the Company and the Bank of New York (the "Indenture"). The Series A Senior Notes were issued pursuant to a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the "Securities Act"). On June 12, 1998, a majority of the Series A Senior Notes were exchanged for 10 1/8 percent Series B Senior Notes due December 1, 2004 (collectively, the "Series A/B Senior Notes"), which were registered under the Securities Act.

        On August 24, 1998, the Company issued $40.0 million total principal amount of Series C Senior Notes due December 1, 2004 in connection with the Great American Acquisitions. The Series C Senior Notes were issued under the Indenture, which also governs the terms of the Series A/B Senior Notes in a private transaction that was not subject to the registration requirements of the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes will be collectively referred to as the "Senior Notes." On June 21, 2000, all of the Series C Senior Notes and the remaining Series A Senior Notes were exchanged for the Series A/B Senior Notes, which were registered under the Securities Act.

        In connection with the issuance of the Series C Senior Notes, the Company recorded a discount of approximately $600,000. This discount is being amortized to interest expense over the approximate six-year life of the Series C Senior Notes using the effective interest method.

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

        The Senior Notes contain certain covenants that limit, among other things, the ability of the Company and its subsidiaries to: (i) declare or pay dividends or make any other payment or distribution on account of the Company's or any of its subsidiaries' equity interest (including without limitation, any payment in connection with any merger or consolidation involving the Company); (ii) purchase, redeem or otherwise acquire or retire for value (including, without limitation, in connection with any merger or consolidation involving the Company) any equity interest of the Company or any direct or indirect parent of the Company or other affiliate of the Company; (iii) make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any indebtedness that is subordinated to the Senior Notes, except as payment of interest or principal at stated maturity; or (iv) make any restricted investments except under conditions provided for in the Indenture. At December 29, 2001, the Company was in compliance with the Senior Note covenants.

        The total amount of principal maturities of debt at December 29, 2001 are as follows:

Fiscal Year	(In thousands)
2002	$1,715
2003	1,719
2004	140,372
2005	23
2006	44

$143,873

  Line of Credit

        The Company has a line of credit agreement with a commercial bank, with borrowings thereunder secured by essentially all of the assets of the Company. The availability under the line of credit was limited by the Company's Indenture to $9.6 million as of December 29, 2001. Borrowings under the agreement bear interest, at the Company's option, at either the bank's prime rate or the applicable LIBOR rate plus two percent, with interest payable monthly in arrears. The Company is also obligated to pay the bank a commitment fee in the amount of one quarter of one percent of the unused portion of the revolving loan commitment. As of December 29, 2001, the Company had borrowed $4.6 million under the agreement. The credit agreement would have expired on March 31, 2002, but has been amended and renewed subsequent to year end, effective December 28, 2001, through March 31, 2003 with essentially similar terms, except that the maximum commitment was decreased to $10 million and will further decrease to $7 million in September 2002, $6 million in October 2002, and $4 million in February 2003. The agreement requires the Company to maintain certain financial ratios including a minimum debt service coverage ratio and restricts the amount of capital expenditures the Company can make. At December 29, 2001, the Company was in compliance with the terms of the agreement. In connection with the extension of the Company's line of credit, Capricorn Investors III, L.P. ("Capricorn III"), one of MFFB's principal stockholders, provided to the lender under the Company's line of credit a guarantee of up to the lesser of $3.5 million and 50 percent of the aggregate amount of such lender's funding commitments. If Capricorn III is required to make payments in connection with the guarantee, these amounts will be treated as a capital contribution to MFFB, which has agreed to negotiate in good faith with Capricorn III at such time to determine appropriate terms for such capital contribution, which consideration may include additional shares of MFFB capital stock on terms to be agreed.

  Capital Lease Obligations

        Future minimum lease payments for equipment held under capital lease arrangements as of December 29, 2001 are as follows:

Fiscal Year	(In thousands)
2002	$942
2003	407
2004	162
2005	36

Total future minimum lease payments	1,547
Less amount representing interest	(138)

1,409
Less current portion	(850)

$559

        As of December 30, 2000 and December 29, 2001, total assets held under capital lease arrangements were approximately $6.0 million and $5.3 million with accumulated amortization of approximately $1.1 million and $3.9 million, respectively.

4. INCOME TAXES

        The components of the provision for income taxes for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 are as follows:

	January 1, 2000	December 30, 2000	December 29, 2001
	(In thousands)
Current:
Federal	$—	$—	$—
State	186	316	(3)
Foreign	32	26	24
Deferred:
Federal	106	(4,335)	(5,962)
State	17	(676)	(929)
Change in valuation allowance	(123)	8,510	6,891

Total provision for income taxes	$218	$3,841	$21

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001:

	January 1, 2000	December 30, 2000	December 29, 2001
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Amortization of non-deductible goodwill	25.3	9.8	20.8
State income taxes, net of federal tax effect	(5.3)	(5.3)	(5.3)
State franchise minimum taxes	2.4	1.6	—
Foreign taxes	0.4	0.1	0.1
Change in valuation allowance	(1.6)	61.8	31.0
Other	15.6	(14.2)	(12.5)

Effective income tax rate	2.8%	19.8%	0.1%

        The significant components of the Company's deferred income tax assets and liabilities at December 30, 2000 and December 29, 2001 are as follows:

	December 30, 2000	December 29, 2001
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$15,212	$18,942
Depreciation and amortization	5,437	7,516
Other reserves	1,442	1,339
Store closure reserve	1,484	1,193
Accrued expenses	330	1,677
Alternative minimum tax credit carryforward	215	215
Transaction cost accrual	218	143
Legal reserve	47	59

Total deferred income tax assets	24,385	31,084
Valuation allowance	(24,193)	(31,084)

Deferred income tax assets net of valuation allowance	192	—

Deferred income tax liabilities:
Other	(192)	—

Total deferred income tax liabilities	(192)	—

Net deferred income tax assets	$—	$—

4. INCOME TAXES (Continued)

        Management has provided valuation allowances on portions of the deferred income tax assets arising from the Company's business combinations. The valuation allowances established in connection with purchase accounting were not recorded through the provision for income taxes, but rather, as an increase to goodwill. If the Company achieves a history of generating taxable income in the future, the valuation allowance may be reduced.

        As of December 29, 2001, the Company had net operating losses of $48.2 million that can be carried forward to offset federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has acquired companies which have had a greater than 50 percent ownership change. Consequently, a certain amount of these companies' tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of these companies' value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

5. STORE CLOSURE RESERVE

        The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under-performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the costs of closing the store are reserved. These costs consist primarily of estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores targeted for closure may have been closed, the store closure reserve will continue to have a balance until all cash payments have been made. The Company does not accrue for future expected operating losses.

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through store the closure provision (reversal) in the statement of operations. As of December 29, 2001, the remaining store closure reserve was $3.0 million.

Store Closure Reserve Payment Obligations

        As of December 29, 2001, the estimated future cash payments under the store closure reserve are as follows:

Fiscal Year	(In thousands)
2002	$1,182
2003	522
2004	421
2005	278
2006	121
Thereafter	515

$3,039

        The following table presents a summary of activity by number of stores for the years indicated for stores originally identified to be closed or franchised in connection with a business combination that occurred from fiscal 1996 through fiscal 1998. There were no business combinations from fiscal 1999 through fiscal 2001. This table does not include a summary of activity for stores the Company intends to close or franchise that were not originally identified in connection with a business combination.

	Mrs. Fields, Inc. and Original Cookie Co.		H & M		Pretzel Time		Great American		Pretzelmaker		Consolidated
	To Be Closed	To Be Franchised	To Be Closed	To Be Franchised	To Be Closed	To Be Franchised	To Be Closed	To Be Franchised	To Be Closed	To Be Franchised	To Be Closed	To Be Franchised
Balance, January 2, 1999	23	36	6	7	3	—	43	11	7	—	82	54
Stores closed, franchised or reversed for the 52 weeks ended January 1, 2000	(23)	(22)	(6)	(7)	(3)	—	(37)	(10)	(7)	—	(76)	(39)

Balance, January 1, 2000	—	14	—	—	—	—	6	1	—	—	6	15
Stores closed, franchised or reversed for the 52 weeks ended December 30, 2000	—	(14)	—	—	—	—	(6)	(1)	—	—	(6)	(15)

Balance, December 30, 2000	—	—	—	—	—	—	—	—	—	—	—	—

Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve for the periods indicated:

	Mrs. Fields, Inc. and Original Cookie Co.		H&M		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company- Owned Stores Unrelated to Acquisition	. Business Combination	Company- Owned Stores Unrelated to Acquisition	Business Combination	Company- Owned Stores Unrelated to Acquisition	Business Combination	Company- Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company- Owned Stores Unrelated to Acquisition	Total Business Combinations and Company- Owned Stores
	(In thousands)
Balance, January 2, 1999	$3,728	$4,674	$981	$367	$493	$264	$3,399	$305	$500	$—	$9,101	$5,610	$14,711
Additional reserves for continuing Company owned and franchised stores targeted for closure, January 1, 2000	810	—	151	85	66	—	—	389	88	650	1,115	1,124	2,239
Reversal during the 52 weeks ended January 1, 2000	(1,524)	(2,092)	(418)	—	(362)	(155)	(1,159)	(100)	(366)	—	(3,829)	(2,347)	(6,176)
Utilization for the 52 weeks ended January 1, 2000	(1,400)	(1,001)	(178)	(158)	(88)	(23)	(566)	(49)	(117)	—	(2,349)	(1,231)	(3,580)

Balance, January 1, 2000	1,614	1,581	536	294	109	86	1,674	545	105	650	4,038	3,156	7,194
Additional reserves for continuing Company owned and franchised stores targeted for closure, December 30, 2000	19	258	—	—	—	—	—	—	—	—	19	258	277
Reversal during the 52 weeks ended December 30, 2000	(62)	(18)	(60)	(75)	—	(85)	—	(400)	(1)	(650)	(123)	(1,228)	(1,351)
Utilization for the 52 weeks ended December 30, 2000	(708)	(602)	(117)	(134)	(44)	(1)	(561)	(145)	(29)	—	(1,459)	(882)	(2,341)

Balance, December 30, 2000	863	1,219	359	85	65	—	1,113	—	75	—	2,475	1,304	3,779
Additional reserves for continuing Company owned and franchised stores targeted for closure, December 29, 2001	117	673	7	84	—	89	7	—	28	38	159	884	1,043
Reversal during the 52 weeks ended December 29, 2001	(218)	(97)	(9)	(5)	(4)	—	(332)	—	—	—	(563)	(102)	(665)
Utilization for the 52 weeks ended December 29, 2001	(247)	(447)	(71)	(51)	(29)	—	(239)	—	(28)	(6)	(614)	(504)	(1,118)

Balance, December 29, 2001	$515	$1,348	$286	$113	$32	$89	$549	$—	$75	$32	$1,457	$1,582	$3,039

        During the years ended January 1, 2000 and December 30, 2000, approximately $2,358 and $60 respectively, of reversals were used to reduce goodwill. There were no such reversals for the year ended December 29, 2001.

6. COMMITMENTS AND CONTINGENCIES

Stock Pledged as Collateral

        Mrs. Fields' Holding has pledged all of the Company's capital stock as collateral for Mrs. Fields' Holding's 14.0 percent Senior Secured Discount Notes due December 1, 2005 (the "Mrs. Fields' Holding Discount Notes"). Mrs. Fields' Holding issued the Mrs. Fields' Holding Discount Notes on August 24, 1998, in connection with the Great American Acquisitions. In connection with the issuance of the $55.0 million principal amount at maturity of Mrs. Fields' Holding Discount Notes, Mrs. Fields' Holding recorded a total original issue discount of approximately $24.1 million. In March 2001, Mrs. Fields' Holding repurchased approximately $27.1 million principal amount of the Mrs. Fields' Holding Discount Notes. The principal amount of the outstanding Mrs. Fields' Holding Discount Notes will accrete at a rate of 14 percent compounded semi-annually to a total principal amount of $27.9 million at December 1, 2002. Thereafter, the Mrs. Fields' Holding Discount Notes will accrue interest at the annual rate of 14 percent, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2003.

        Mrs. Fields' Holding is a holding company and does not have separate operations from which it can generate cash flows. Under the circumstances, Mrs. Fields' Holding would likely be dependent on its owners' and its subsidiaries' cash flows to make principal and interest payments when due. Semi-annual interest payments of $1.9 million will commence in June 2003.

Legal Matters

        The Company is the subject of certain legal actions, which it considers routine to its business activities. Management, after consultation with legal counsel, believes that the potential liability to the Company under any such actions is adequately accrued for or will not materially affect the Company's consolidated financial position or results of operations.

Operating Leases

        The Company leases retail store facilities, office space and equipment under long-term non-cancelable operating lease agreements with remaining terms of one to ten years. Certain of the retail store leases provide for contingent rentals based on gross revenues. Additionally, as part of the Company's franchising program, certain locations have been subleased to franchisees.

        Rent expense was as follows for the periods presented:

	52 Weeks Ended January 1, 2000	52 Weeks Ended December 30, 2000	52 Weeks Ended December 29, 2001
	(in thousands)
Minimum rentals	$35,510	$37,641	$37,450
Contingent rentals	415	558	519
Sub-lease rentals	(10,487)	(11,472)	(11,174)

	$25,438	$26,727	$26,795

        As of December 29, 2001, the future minimum lease payments due under operating leases (including future minimum lease payments for stores in the process of being closed or franchised), which include required lease payments for those stores that have been subleased, are as follows:

Fiscal Year	(in thousands)
2002	$32,113
2003	27,411
2004	22,774
2005	18,710
2006	14,670
Thereafter	36,976

$152,654

        As of December 29, 2001, the future minimum sublease payments due to the Company under these leases are as follows:

Fiscal Year	(in thousands)
2002	$9,629
2003	7,734
2004	5,642
2005	3,982
2006	2,349
Thereafter	2,336

$31,672

Contractual Arrangements

        The Company entered into a supply agreement to buy frozen dough products through 2003. The agreement stipulates minimum annual purchase commitments of not less than 18.5 million pounds of the products for approximately $22.3 million, based on weighted averages prices in effect at December 29, 2001, each year through the end of the contract. The terms of the supply agreement include certain volume incentives and penalties. The Company or the supplier may terminate the supply agreement if the other party defaults on any of the performance covenants.

        The Company has entered into agreements requiring the purchase of a minimum amount of product from a supplier and under which the Company received advance payments of volume rebates. Revenue from the advance payments has been deferred and is being recognized ratably as purchases are made from the supplier. The agreements expire in 2003. Under these agreements, the Company recognized approximately $40,000, $40,000 and $39,000, primarily as a reduction of food cost of sales during the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

        The Company has employment agreements with four key officers with terms of two to three years. The agreements are for a total annual base salary of $1.1 million. If the Company terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 to 48 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The agreements have customary provisions for other benefits and also include noncompetition clauses.

7. MRS. FIELDS REORGANIZATION

        On September 29, 2001, Mrs. Fields' Holding completed a reorganization (the "Mrs. Fields Reorganization"), pursuant to which the stockholders and option holders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to MFFB, in exchange for the same number of shares of common stock of MFFB, preferred stock of MFFB and MFFB options with essentially the same terms, except that the holders of the MFFB preferred stock have the right to vote together with the holders of MFFB common stock on matters submitted to the vote of the common stockholders.

        During the year ended December 29, 2001, the Company recognized $2.0 million of non-cash compensation expense related to the issuance of the MFFB stock options. The employees of MFOC are the beneficiaries of the grant of options in MFFB stock and, therefore, the related expense is reflected in the Company's financial statements.

        Immediately following the Mrs. Fields Reorganization, a wholly-owned subsidiary of MFFB merged (the "Merger") with and into TCBY Holding Company, Inc. ("TCBY"). As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBY have become first tier subsidiaries of MFFB.

        No "change of control" of Mrs. Fields' Holding or its subsidiaries occurred under the Indenture governing the 14 percent Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8 percent Senior Notes due 2004 of MFOC, or agreements governing Mrs. Fields' other indebtedness.

8. RELATED-PARTY TRANSACTIONS

        As of December 30, 2000 and December 29, 2001, the Company had receivables due from franchisees and licensees, primarily related to prepaid rent, which the Company had paid on behalf of franchisees, totaling approximately $4.4 million and $4.6 million, respectively. These amounts are included in amounts due from franchisees and affiliates and are net of allowance for doubtful accounts totaling $1.1 million in both fiscal 2000 and fiscal 2001. During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the Company earned initial franchise fees totaling $1.9 million, $1.0 million and $1.4 million, respectively.

        On December 29, 2001, the Company entered into an Assignment and Assumption Agreement with Mrs. Fields' Holding whereby, the assets, liabilities and common stock relating to three wholly owned subsidiaries of Mrs. Fields' Holding which own and operate 20 Pretzel Time stores were assigned to the Company. The execution of the agreement resulted in the recording of working capital assets comprised of cash and inventory of $468,000, net property and equipment relating to the stores of $847,000, goodwill and other intangibles of $2.5 million and the assumption of various liabilities of $3.8 million, including a $607,000 note payable to Mrs. Fields' Holding. The note is payable upon demand and bears interest at 14.0 percent.

        During 2001, the Company sold equipment and smallware supplies of $789,000 to Riverport Equipment and Distribution Company ("Riverport"), a wholly owned subsidiary of TCBY. Riverport offers equipment supplies to the Company's franchisees and TCBY's franchisees. In connection with the construction of the Company's new store locations and operations of the Company owned stores, the Company made equipment and smallware supply purchases of $5.8 million for the year ended December 29, 2001. At December 30, 2000 and December 29, 2001, the Company had an amount due from Riverport of $0 and $406,000, respectively.

        In connection with the acquisition of TCBY by Capricorn III, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY are managed by Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY for the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" in the statement of operations. Management fee revenue was $7.5 million and $11.5 million for the fiscal years ended December 30, 2000 and December 29, 2001, respectively.

        On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable (not to exceed $2.0 million in fees in any given fiscal year) and the release of such amounts based upon compliance with a ratio test included in a TCBY credit facility. The payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement are, under certain circumstances, subordinated to certain indebtedness of TCBY. Included in amounts due from affiliates in the December 29, 2001 consolidated balance sheet is $1.0 million which has been retained by TCBY in accordance with the TCBY Management Agreement. Of this amount, $935,000 has been deferred until TCBY achieves a certain level of operating results. Therefore, this amount has not been recognized as management fee revenues.

        In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields is eligible to receive payments for a portion of cost savings achieved by TCBY yogurt and ice cream manufacturing operating efficiencies. No payments have been received nor benefits recognized for cost savings in the Company's financial statements during the fiscal year ended December 30, 2000 and December 29, 2001.

        The Company is entitled to receive approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah in 2000. These costs will be reimbursed by TCBY when TCBY's dairy processing plant generates sufficient cash excess of the working capital requirements of the dairy processing plant to make the reimbursement. Additionally, without modification of TCBY's long-term debt agreements these expenses will not be reimbursed earlier than 2005.

        In 2000, the Company entered into a franchise agreement with TCBY allowing the Company to sell and distribute TCBY products. The franchise agreement calls for an initial franchise fee of $5,000 or $20,000 depending upon the TCBY products to be offered by the location. The Company paid and capitalized as other intangibles, initial franchise fees of $140,000 associated with 28 Company owned locations, and $890,000 associated with 64 Company owned locations for the years ended December 30, 2000 and December 29, 2001 respectively. Under the agreement, the Company is to pay on-going royalties of 7 percent of net revenues from TCBY related products. The Company paid royalties of $27,000 and $73,000 under the agreement for the years ended December 30, 2000 and December 29, 2001, respectively.

        The net balance due the Company from TCBY for the above transactions at December 30, 2000 and December 29, 2001 was $15,000.

        The Company incurs various marketing expenditures on behalf of TCBY's advertising fund. During the year ended the December 29, 2001, the Company incurred costs that were reimbursed from the TCBY advertising fund of $375,000.

        The amount due to/from affiliates are comprised of amounts due to/from Mrs. Fields' Holding, TCBY and its affiliates and from the Company's minority-owned subsidiary as follows at December 30, 2000 and December 29, 2001:

	2000	2001
	(in thousands)
Amounts due from affiliates:
Riverport	$—	$406
Uvest—minority-interest subsidiary	88	131
TCBY	15	15

	$103	$552

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$—	$607
Mrs. Fields' Holding	—	274

	$—	$881

        The Company has from time-to-time engaged Korn/Ferry, an executive recruiting firm for which Richard Ferry, one of the members of the Company's board of directors, is also a director. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company paid recruiting fees to Korn/Ferry of $121,000, $68,000 and $59,000, respectively.

        The Company has periodically engaged Applied Predictive Technologies (APT) to evaluate the economics and demographic trends of certain mall and retail site locations for which Walker Lewis, one of the members of the Company's board of directors, is also a director. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company paid APT $163,000, $134,000 and $27,000, respectively.

        The Company has entered into various licensing agreements with and has sold certain recipes to Nonni's Food Company, Inc., (Nonni's) a manufacturer and distributor of soft baked cookies. Michael R. Ward, one of the Company's executive officers, is a member of the board of directors for this manufacturer. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the earned royalty and licensing revenues associated with the licensing and recipe sales agreements were $2.0 million, $1.1 million and $2.9 million, respectively.

        In May 1999, Mrs. Fields, Mrs. Fields' Holding, Pretzel Time, a former Pretzel Time shareholder and Capricorn entered into an assignment and assumption agreement under which Capricorn agreed to assume a payment obligation of Mrs. Fields of $2 million to the former Pretzel Time shareholder that was due on December 31, 1999. In a related transaction on the same date, Capricorn and Mrs. Fields' Holding entered into a contribution agreement under which Mrs. Fields' Holding and Capricorn agreed to treat the assumption by Capricorn of the Mrs. Fields payment obligation as a capital contribution from Capricorn to Mrs. Fields' Holding and as a capital contribution from Mrs. Fields' Holding to Mrs. Fields.

        The Company and Mrs. Fields' Holding have entered into a tax-sharing arrangement under the terms of which the Company distributed $2.5 million to Mrs. Fields' Holding in fiscal 2000 and $800,000 to Mrs. Fields' Holding in fiscal 2001. No distribution was made under the tax sharing agreement in fiscal 1999.

        On the closing date of the Mrs. Fields Reorganization, Mrs. Fields' Holding and its subsidiaries, entered into an Amended and Restated Tax Allocation Agreement and a Supplement thereto, in order, among other things, (i) to reflect the fact that MFFB will replace Mrs. Fields' Holding as the common parent of the consolidated tax group, which includes Mrs. Fields' Holding, TCBY and each of their respective subsidiaries, including the Company (the "Group"), and (ii) to provide for the equitable compensation of Mrs. Fields' Holding or its subsidiaries for the expected utilization of all or a part of certain consolidated net operating loss carryforwards, which existed at Mrs. Fields' Holding prior to the Mrs. Fields Reorganization and the Merger, by TCBY and its subsidiaries to offset certain consolidated taxable income of the Group.

        In connection with the extension of the Company's line of credit, Capricorn Investors III, L.P., one of MFFB's principal stockholders, provided to the lender under the Company's line of credit a guarantee of up to the lesser of $3.5 million and 50 percent of the aggregate amount of such lender's funding commitments.

9. EMPLOYEE BENEFIT PLAN

        The Company sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees. Under the terms of the Plan, employees may make contributions to the Plan, a portion of which is matched by contributions from the Company. The total Company contributions to the Plan for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 were approximately $168,000, $479,000 and $588,000, respectively.

10. REPORTABLE SEGMENTS

        Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has four reportable operating segments; namely, Company owned stores and related activity, franchising activity, licensing activity, and mail order activity. The segments are determined by revenue source: direct sales, royalties and license fees. The Company owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields along with sales of branded cookie dough to retailers. The franchising and licensing segments consist of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise or license fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. The mail order segment includes sales generated from the Company's mail order gift catalog and web site. The accounting policies for the segments are discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

        Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY Management Agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity of managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table:

	Company- Owned Stores	Franchising	Licensing and Other	Mail Order	Total
	(in thousands)
Year ended January 1, 2000
Revenue	$145,917	$24,410	$4,145	$7,543	$182,015
Contribution Margin	34,806	15,824	4,145	3,666	58,441
Year ended December 30, 2000
Revenue	134,653	24,301	2,850	9,186	170,990
Contribution Margin	31,643	15,930	2,841	4,097	54,511
Year ended December 29, 2001
Revenue	126,389	24,773	5,097	10,265	166,524
Contribution Margin	22,709	16,935	5,097	4,414	49,155

        The reconciliation of contribution margin to net loss is as follows:

	52 Weeks
	January 1, 2000	December 30, 2000	December 29, 2001
	(in thousands)
Contribution margin	$58,441	$54,511	$49,155
Management fee revenue	—	7,533	11,485
General and administrative expense	(25,433)	(32,725)	(37,078)
Compensation—parent company options grants	—	—	(1,990)
Store closure reversal (provision)	1,579	1,014	(378)
Depreciation and amortization	(24,206)	(27,937)	(26,100)
Interest expense, net	(17,827)	(17,791)	(17,342)
Other expense, net	(775)	(3,999)	47

Net loss	$(8,221)	$(19,394)	$(22,201)

10. REPORTABLE SEGMENTS (Continued)

        Geographic segment information is as follows:

	Domestic				International
	Company- Owned Stores	Franchising	Licensing	Mail Order	Company- Owned Stores	Franchising	International Licensing	Mail Order
	(in thousands)
Revenue
Fiscal 1999	$145,898	$24,410	$3,926	$7,543	$19	$—	$219	$—
Fiscal 2000	134,609	24,206	2,649	9,186	44	95	201	—
Fiscal 2001	126,389	24,481	4,453	10,265	—	292	644	—

        Revenues from international franchising and licensing are generated almost entirely from Canada and Australia. Revenues from international Company owned stores and income from foreign operations are immaterial.

        The assets of the Company primarily relate to Company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts. For the years ended December 30, 2000 and December 29, 2001, amounts due from franchisees and licensees were $4.4 million and $4.6 million, respectively.

        The Company has one customer, Nonni's, that accounts for $2.9 million, or 57.4 percent, of the licensing and other business segments revenue. There were no other customers who accounted for more than 10.0 percent of Mrs. Fields' total revenue or any individual segment's revenue. The Company has a receivable of approximately $953,000 from one company, which represents 10.5 percent of the Company's total combined receivables.

11. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligation related to its $140.0 million total principal amount of Senior Notes due 2004 (see Note 3) is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by four of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and Pretzel Time, Inc., which are Guarantors (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada and Pretzelmaker of Canada, and three partially owned subsidiaries (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE 52 WEEKS ENDED JANUARY 1, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Net store and food sales	$145,897	$1	$19	$—	$145,917
Franchising and licensing	4,578	29,771	345	(6,139)	28,555
Mail order	7,543	—	—	—	7,543

Total revenues	158,018	29,772	364	(6,139)	182,015

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	80,828	—	162	(1,356)	79,634
Cost of sales	31,422	—	55	—	31,477
Franchising and licensing	—	13,384	—	(4,798)	8,586
Mail order	3,877	—	—	—	3,877
General and administrative	14,052	11,371	10	—	25,433
Store closure provision	(1,579)	—	—	—	(1,579)
Depreciation and amortization	17,512	6,702	—	(8)	24,206

Total operating costs and expenses	146,112	31,457	227	(6,162)	171,634

Income (loss) from operations	11,906	(1,685)	137	23	10,381

OTHER EXPENSE:
Interest expense, net	(17,392)	(435)	—	—	(17,827)
Other expense, net	(230)	—	—	—	(230)

Total other expense, net	(17,622)	(435)	—	—	(18,057)

(Loss) income before provision for income taxes, preferred stock accretion and dividends of subsidiaries and minority interest	(5,716)	(2,120)	137	23	(7,676)
PROVISION FOR INCOME TAXES	(218)	—	—	—	(218)

(Loss) income before preferred stock accretion and dividends of subsidiaries and minority interest	(5,934)	(2,120)	137	23	(7,894)
PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES	—	(305)	—	—	(305)
MINORITY INTEREST	2,530	—	—	(2,552)	(22)

NET (LOSS) INCOME	$(3,404)	$(2,425)	$137	$(2,529)	$(8,221)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED JANUARY 1, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$16,392	$1,348	$163	$—	$17,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(5,157)	—	—	—	(5,157)
Proceeds from asset sales	461	—	—	—	461

Net cash used in Investing activities	(4,696)	—	—	—	(4,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4,133)	—	—	—	(4,133)
Payment of debt financing costs	(1,832)	—	—	—	(1,832)
Principal payments on long-term debt and capital lease obligations	(5,384)	(1,194)	—	—	(6,578)
Reduction in preferred stock of Pretzel Time	—	(496)	—	—	(496)

Net cash used in financing activities	(11,349)	(1,690)	—	—	(13,039)

NET DECREASE IN CASH AND CASH EQUIVALENTS	347	(342)	163	—	168
CASH AND CASH EQUIVALENTS, beginning of year	3,539	1,134	78	—	4,751

CASH AND CASH EQUIVALENTS, end of year	$3,886	$792	$241	$—	$4,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,444	$513	$—	$—	$17,957
Income taxes paid	204	197	—	—	401

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,426	$—	$248	$(163)	$3,511
Accounts receivable, net	3,281	233	70	1,135	4,719
Amounts due from franchisees and licensees, net	1,259	4,332	—	(1,208)	4,383
Inventories	3,973	709	4	—	4,686
Amounts due from affiliates, net	18,266	(17,614)	(549)	—	103
Other current assets	517	—	5	—	522

Total current assets	30,722	(12,340)	(222)	(236)	17,924
PROPERTY AND EQUIPMENT, net	23,695	2,187	95	—	25,977
INTANGIBLES, net	64,037	74,269	216	—	138,522
INVESTMENT IN SUBSIDIARIES	65,011	—	—	(65,011)	—
OTHER ASSETS	545	44	—	98	687

	$184,010	$64,160	$89	$(65,149)	$183,110

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$—	$—	$—	$1,628	$1,628
Accounts payable	5,390	542	7	6,737	12,676
Amounts due to affiliates	(275)	275	—	—	—
Accrued liabilities	15,639	1,148	24	(5,227)	11,584

Total current liabilities	20,754	1,965	31	3,138	25,888
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	143,894	430	—	(1,877)	142,447
STORE CLOSURE RESERVE, net of current portion	3,779	—	—	(1,498)	2,281
MINORITY INTEREST	—	—	—	51	51
STOCKHOLDER'S EQUITY	15,583	61,765	58	(64,963)	12,443

	$184,010	$64,160	$89	$(65,149)	$183,110

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 52 WEEKS ENDED DECEMBER 30, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$134,369	$—	$284	$—	$134,653
Franchising and licensing	3,706	27,737	296	(4,588)	27,151
Mail order	9,186	—	—	—	9,186
Management fee revenue	7,533	—	—	—	7,533

Total revenues	154,794	27,737	580	(4,588)	178,523

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	74,402	—	185	(1,186)	73,401
Cost of sales	34,335	—	56	(4,782)	29,609
Franchising and licensing	—	8,371	9	—	8,380
Mail order	5,089	—	—	—	5,089
General and administrative	13,706	15,077	120	1,380	30,283
TCBY transition and other	2,442	—	—	—	2,442
Store closure provision	(1,015)	1	—	—	(1,014)
Depreciation and amortization	21,505	6,397	35	—	27,937

Total operating costs and expenses	150,464	29,846	405	(4,588)	176,127

Income (loss) from operations	4,330	(2,109)	175	—	2,396

OTHER EXPENSE:
Interest expense, net	(17,418)	(373)	—	—	(17,791)
Other expense, net	(158)	(26)	—	—	(184)

Total other expense, net	(17,576)	(399)	—	—	(17,975)

(Loss) income before provision for income taxes, preferred stock accretion and dividends of subsidiaries and minority interest	(13,246)	(2,508)	175	—	(15,579)
PROVISION FOR INCOME TAXES	(3,776)	(65)	—	—	(3,841)

(Loss) income before preferred stock accretion and dividends of subsidiaries and minority interest	(17,022)	(2,573)	175	—	(19,420)
PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES	—	—	—	—	—
MINORITY INTEREST	26	—	—	—	26

NET (LOSS) INCOME	$(16,996)	$(2,573)	$175	$—	$(19,394)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED DECEMBER 30, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,355	$998	$93	$—	$9,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(9,312)	(538)	—	—	(9,850)
Proceeds from asset sales	66	—	—	—	66

Net cash used in investing activities	(9,246)	(538)	—	—	(9,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt financing costs	(338)	—	—	—	(338)
Principal payments on long-term debt and capital lease obligations	(2,151)	(345)	—	—	(2,496)
Bank overdraft	2,920	163	—	(163)	2,920
Reduction in preferred stock of Pretzel Time	—	(1,070)	—	—	(1,070)

Net cash used in financing activities	431	(1,252)	—	(163)	(984)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(86)	—	(86)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(460)	(792)	7	(163)	(1,408)
CASH AND CASH EQUIVALENTS, beginning of year	3,886	792	241	—	4,919

CASH AND CASH EQUIVALENTS, end of year	$3,426	$—	$248	$(163)	$3,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,297	$410	$—	$—	$17,707
Income taxes paid	305	—	—	—	305

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,441	$(21)	$83	$—	$3,503
Accounts receivable, net	2,466	731	—	(684)	2,513
Amounts due from franchisees and licensees, net	849	3,648	87	—	4,584
Inventories	3,302	682	3	—	3,987
Amounts due from affiliates, net	44,750	(43,622)	(576)	—	552
Other current assets	2,063	—	—	—	2,063

Total current assets	56,871	(38,582)	(403)	(684)	17,202
PROPERTY AND EQUIPMENT, net	32,701	1,853	39	—	34,593
INTANGIBLES, net	55,900	67,997	188	—	124,085
INVESTMENT IN SUBSIDIARIES	37,398	1	—	(37,399)	—
OTHER ASSETS	415	42	—	—	457

	$183,285	$31,311	$(176)	$(38,083)	$176,337

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,509	$56	$—	$—	$2,565
Accounts payable and bank overdraft	23,705	2,257	8	(684)	25,286
Amounts due to affiliates	608	273	—	—	881
Accrued liabilities	9,686	1,192	33	—	10,911

Total current liabilities	36,508	3,778	41	(684)	39,643
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	142,408	—	—	—	142,408
DEFERRED REVENUE, net of current portion	50	915	—	—	965
STORE CLOSURE RESERVE, net of current portion	1,857	—	—	—	1,857
MINORITY INTEREST	38	—	—	—	38
STOCKHOLDER'S EQUITY (DEFICIT)	2,424	26,618	(217)	(37,399)	(8,574)

	$183,285	$31,311	$(176)	$(38,083)	$176,337

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 52 WEEKS ENDED DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$126,153	$—	$236	$—	$126,389
Franchising and licensing	6,201	29,404	287	(6,022)	29,870
Mail order	10,265	—	—	—	10,265
Management fee revenue	11,485	—	—	—	11,485

Total revenues	154,104	29,404	523	(6,022)	178,009

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	75,156	—	184	(1,231)	74,109
Cost of sales	34,304	—	58	(4,791)	29,571
Franchising and licensing	—	7,838	—	—	7,838
Mail order	5,851	—	—	—	5,851
General and administrative	19,826	16,685	567	—	37,078
Compensation-parent company option grants	1,990	—	—	—	1,990
TCBY transition and other	—	—	—	—	—
Store closure provision	378	—	—	—	378
Depreciation and amortization	19,618	6,408	74	—	26,100

Total operating costs and expenses	157,123	30,931	883	(6,022)	182,915

Loss from operations	(3,019)	(1,527)	(360)	—	(4,906)
OTHER EXPENSE:
Interest expense, net	(14,139)	(3,203)	—	—	(17,342)
Other expense, net	76	(1)	—	—	75

Total other expense, net	(14,063)	(3,204)	—	—	(17,267)

Loss before provision for income taxes and dividends of subsidiaries and minority interest	(17,082)	(4,731)	(360)	—	(22,173)
PROVISION FOR INCOME TAXES	201	(222)	—	—	(21)

Loss before minority interest	(16,881)	(4,953)	(360)	—	(22,194)
Minority interest	(7)	—	—	—	(7)

NET LOSS	$(16,888)	$(4,953)	$(360)	$—	$(22,201)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,335	$(694)	$(168)	$—	$16,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(21,445)	—	—	—	(21,445)
Proceeds from asset sales	271	198	9	—	478

Net cash (used in) provided by investing activities	(21,174)	198	9	—	(20,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,107)	(525)	—	—	(1,632)
Bank overdraft and bank borrowings	5,124	1,000	—	—	6,124

Net cash provided by financing activities	4,017	475	—	—	4,492

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(6)	—	(6)

NET DECREASE IN CASH AND CASH EQUIVALENTS	178	(21)	(165)	—	(8)
CASH AND CASH EQUIVALENTS, beginning of year	3,263	—	248	—	3,511

CASH AND CASH EQUIVALENTS, end of year	$3,441	$(21)	$83	$—	$3,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,853	$26	$—	—	$14,879
Income taxes paid	40	75	—	—	115

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10. Directors and Officers of the Registrant

        The following table sets forth certain information regarding the executive officers and directors of Mrs. Fields as of March 15, 2002.

Name	Age	Title
Larry A. Hodges	52	Director, President and Chief Executive Officer
Sandra M. Buffa	49	Senior Vice President, CFO and Treasurer
Garry Remington	49	Senior Vice President of Real Estate
Robert Rodriguez	49	Senior Vice President of Operations
Michael R. Ward	43	Senior Vice President, General Counsel and Secretary
Dudley Mecum.	67	Chairman of the Board of Directors
Richard Ferry	64	Director
Walker Lewis	56	Director
Peter Mullin	60	Director
Gilbert Osnos	71	Director
Christopher Wright	44	Director

        Mr. Hodges has been a Director and President/Chief Executive Officer of Mrs. Fields since its inception in September 1996. Prior to that, he joined the board of directors of Mrs. Fields, Inc. in April of 1993 and became President/CEO in March of 1994. From 1992 to 1994, Mr. Hodges was the Chief Executive Officer of Food Barn Stores, Inc. (Kansas City, Missouri). Earlier, Mr. Hodges was a consultant to various manufacturers and retailers. For 25 years, Mr. Hodges was with American Stores Company where he served as President of two of its subsidiaries ranging in annual sales from $600 million to $2.3 billion. Mr. Hodges has over 32 years of experience in the retail field serving as president of four supermarket chains and consultant and director to large food companies. Mr. Hodges is a director of Ameristar Casinos, Inc. and Successories, Inc.

        Ms. Buffa joined Mrs. Fields as Senior VP, Treasurer, and CFO in April 2001. She came to Mrs. Fields with significant retail experience and has served as CFO for several growing entities involved with mergers and acquisitions, financings and divestitures. Immediately before joining Mrs. Fields, Ms. Buffa spent a year on sabbatical. Prior to that, Ms. Buffa's most recent positions were with Crabtree & Evelyn, Ltd. as President, November 1998 to November 1999; CFO, Member of Board of Directors March 1998 to November 1998; and, National Vision Associates, Ltd. as CFO/SVP/Treasurer/Member of Board of Directors from 1993 to 1998.

        Mr. Remington has been Mrs. Fields' Senior Vice President of Real Estate since July 1997. Mr. Remington's responsibilities include all aspects of real estate, store construction, remodels and lease negotiations. Between October 1996 and July 1997, Mr. Remington served as Vice President of Real Estate for Sbarro, Inc., from 1994 to 1996, Mr. Remington held the position of Senior Vice President of Leasing for the Woolworth Corporation, with responsibilities for Footlocker, Champ Sports, Northern Reflections, Afterthoughts and seven other divisions; and from 1992 to 1994, Mr. Remington was Vice President and Director of Leasing for the Woolworth Corporation, which he joined in 1972.

        Mr. Rodriguez became Senior Vice President of Operations on August 27, 2001. From November 2000 to August was on sabbatical and pursuing personal interests. During 1998 through 2000, Mr. Rodriguez was President of Gloria Jean's Gourmet Coffee, an operating division of Diedrich Coffee, Inc. From 1992 through 1998, Mr. Rodriguez served as Divisional President for McDonald's Corporation.

        Mr. Ward has been with Mrs. Fields since its inception in September 1996. He currently serves as Mrs. Fields' Senior Vice President, General Counsel and Secretary. Mr. Ward's responsibilities include management of the Legal and Human Resources Departments. Between 1991 and 1996, Mr. Ward's responsibilities were overseeing the Legal Department and the Human Resources Department for Mrs. Fields, Inc. Mr. Ward is a director of Nonni's Food Company, Inc. He is admitted to practice law in the State of Utah.

        Mr. Mecum has been the Chairman of the Board of Directors and a director since February 2002. Mr. Mecum joined Capricorn in 1997. Until September 1996, Mr. Mecum was a partner of G.L. Ohrstrom & Co., a merchant banking firm. From December 1985 to December 1987, Mr. Mecum was President of the Environmental and Engineering Services Unit and a Director of Combustion Engineering, Inc. He served as the managing partner of the New York office of Pete Marwick Mitchell & Co. from 1979 to 1985 and as Vice Chairman of the Western Region of Peat Marwick Mitchell & Co. from 1973 to 1979. Mr. Mecum is director of Citigroup, DynCorp, Lyondell and Suburban Propane Partners, M.L.P. Mr. Mecum holds an M.B.A. from Harvard University and a B.A. from Ohio Wesleyan University.

        Mr. Ferry has been a director since the inception of Mrs. Fields in September 1996. Mr. Ferry is founder, Chairman and director of Korn/Ferry International, the world's leading executive search firm. Mr. Ferry serves on the Board of Directors of Avery Dennison, Dole Food Company and Pacific Life Insurance Company. Mr. Ferry is an investor in both Capricorn II and Capricorn III.

        Mr. Lewis has been a Director since the inception of Mrs. Fields in September 1996. Mr. Lewis is the Chairman of Devon Value Advisers. Mr. Lewis served as Chairman of Strategic Planning Associates, specializing in shareholder value strategies. He was a Senior Advisor at Dillon Read & Co., Inc. Mr. Lewis was a Managing Director of Kidder, Peabody & Co., Inc., President of Avon North America and Executive Vice President of Avon Products, Inc. Mr. Lewis serves on the Boards of American Management Systems, Scientific Games, Owens Corning, Unilab and London Fog.

        Mr. Mullin has been a Director since the inception of Mrs. Fields in September 1996. Mr. Mullin founded Mullin Consulting, Inc. in Los Angeles in 1969 and serves as its Chairman and Chief Executive Officer. He also co-founded Strategic Compensation Associates and serves as Chairman of the firm's Executive Committee. Mr. Mullin is an investor in both Capricorn II and Capricorn III. Mr. Mullin is a member of the Board of Directors of Avery Dennison Corporation, Mellon West Board of Directors, Golden State Vintners, M Life Insurance Company, and he is a member of the Board of Advisors of CMS Companies. Mr. Mullin is an investor in Capricorn II and Capricorn III.

        Mr. Osnos has been a Director since the inception of Mrs. Fields' Holding in September 1996. Mr. Osnos has served since 1982 as Chairman of Osnos Associates, Inc., which provides interim management to companies. In 1979, he joined the predecessor firm and became a partner in 1981. He has served as Interim President/CEO/COO in a large array of companies in manufacturing, distribution, retailing and services industries. He was a founder, Chairman and director of the Board of Turnaround Management Association. In the past he has served on many Boards of both private and public companies and currently serves on the Board of Strauss Discount Auto. He serves on the Advisory Committee of Business Executives for National Security in the New York Chapter.

        Mr. Wright has been a director since February 2002. Since October 1978, Mr. Wright has been employed by Dresdner Bank Group A.G., a financial institution in New York, New York (or its predecessor in interest Kleinwort Benson Limited), in a number of positions, including Chief Executive Officer, Head of Private Equity and Executive Vice President, Head of Private Equity.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Award
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/SARS(1) (#)	All Other Compensation ($)
Larry Hodges President and CEO	2001 2000 1999	$430,000 402,500 354,667		$258,000 207,500 87,500	$	— — 4,410	$	— — —	374,492 — —	$	— —
Sandra M. Buffa Senior Vice President CFO and Treasurer	2001 2000 1999	176,136 — —	(3)	— — —		— — —		— — —	78,000 — —		17,800 — —	(2)
Garry Remington Senior Vice President Real Estate	2001 2000 1999	194,600 197,600 192,533		71,140 55,328 38,000		— — —		— — —	46,800 — —		— — —
Robert Rodriguez Senior Vice President Operations	2001 2000 1999	87,708 — —	(3)	— — —		— — —		— — —	78,800 — —		12,125 — —	(2)
Michael Ward Senior Vice President General Counsel and Secretary	2001 2000 1999	230,320 183,782 176,113		92,500 81,200 28,000		— — 2,033		— — —	78,000 — —		— — —

(1)
For further information see the Option/SAR table set forth below.

(2)
Represents payment of relocation cost.

(3)
Hired during 2001 at an annual salary of $250,000.

Option Grants and Exercises

        The following table sets forth certain information concerning individual grants of stock options made during fiscal year 2001 to each of the named executive officers of the Company.

Option/SAR Grants in Last Fiscal Year

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name		Number of Securities Underlying Options/ SARs Granted (#) (7)	% of Total Options/SARs Granted to Employees in Fiscal Year (6)		Exercise of Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Larry Hodges	(1) (2) (3) (4) (5)	91,997 39,427 10,500 98,568 134,000	11.0 4.7 1.3 11.7 16.0	% % % %	10.00 10.00 22.60 10.00 10.00	9/17/2006 9/30/2011 9/30/2011 9/17/2006 9/30/2011	1,728,199 1,057,157 149,237 1,851,638 3,592,944	2,415,222 1,916,885 378,195 2,587,732 6,514,890
Gary Remington	(1) (2) (3)	18,755 5,887 22,158	2.2 0.7 2.6	% % %	13.00 13.00 22.60	9/18/2006 9/30/2011 9/30/2011	296,055 140,187 314,932	436,115 268,557 798,100
Mike Ward	(1) (2) (2) (3) (5)	19,714 4,928 8,000 16,358 29,000	2.3 0.6 1.0 1.9 3.5	% % % % %	10.00 10.00 20.66 22.60 22.60	9/18/2006 9/30/2011 9/30/2011 9/30/2011 9/30/2011	370,335 132,135 129,224 232,497 412,178	517,557 239,592 303,669 589,192 1,044,539
Robert Rodriguez	(3) (5)	49,000 29,000	5.8 3.5	% %	22.60 22.60	9/30/2011 9/30/2011	696,438 412,178	1,764,910 1,044,539
Sandra Buffa	(3) (5)	62,400 15,600	7.4 1.9	% %	22.60 22.60	3/16/2011 9/30/2011	886,892 221,723	2,247,559 561,890

(1)
Represents time vested MMFB options issued in exchange for time vested options and performance vested options previously issued by Mrs. Fields' Holding and vested on the date that the MFFB Employee Stock Option Plan was adopted.

(2)
Represents time vested MFFB options issued in exchange for performance vested options previously issued by Mrs. Fields' Holding that had not vested by the date that the MFFB Employee Stock Option Plan adopted.

(3)
Represents time vested MFFB options issued under the MFFB Employee Stock Option Plan.

(4)
Represents upside MFFB options issued in exchange for upside options previously issued by Mrs. Fields' Holding. Upside options vest upon the earliest to occur of the expiration of such options and a change or control, in accordance with meeting certain internal rate of return targets as described in Item 13 Certain Relationships and Related Transactions.

(5)
Represents upside MFFB options. Upside options vest upon the earliest to occur of the expiration of such option and a change or control, in accordance with meeting certain internal rate of return targets as described in Item 13 Certain Relationships and Related Transactions.

(6)
Computed as a percentage of all options granted under the MFFB Employees Stock Option Plan in 2001, including newly granted options and options that were granted in exchange for options previously granted by Mrs. Fields' Holding.

(7)
For a description of other material terms of options granted, see "The Plans" under Item 13.

        In 1996, the Board of Directors of MFH approved the provisions of a director stock option plan (the "MFH Director Stock Option Plan), providing the issuance of up to 50,000 shares of common stock, par value $.001 per share, of MFH to directors of MFH. Directors have been issued options to purchase 42,090 shares under the MFH Director Stock Option Plan. In connection with the Mrs. Fields Reorganization in September 2001, all of these options were exchanged for options to purchase a like number of shares of MFFB, upon substantially the same terms and conditions.

        In 1996, the Board of Directors of MFH approved the provisions of an employee stock option plan (the "MFH Employee Stock Option Plan"), providing for the issuance of up to 492,840 shares of common stock, par value of $.001 per share, of MFH to officers and employees of MFH and its subsidiaries, including Mrs. Fields. Officers and other employees have been issued options to purchase 470,560 shares under the MFH Employee Stock Option Plan. In September, 2001, the MFH Employee Stock Option Plan was terminated, and the Board of Directors of Mrs. Fields Famous Brands adopted and approved the provisions of an employee stock option plan (the "MFFB Employee Stock Option Plan"), providing for the issuance of up to 936,000 shares of common stock, par value $.001 per share, of Mrs. Fields Famous Brands to officers and employees of MFFB and it subsidiaries, including Mrs. Fields. In connection with the Mrs. Fields Reorganization, all options issued under the MFH Employee Stock Option Plan were exchanged for options to purchase a like number of shares of MFFB upon substantially the same terms and conditions of the MFFB Employee Stock Option Plan.

Board Compensation

        The Board of Directors of Mrs. Fields meets regularly on a quarterly basis and more often as required. Board members, other than officers of Mrs. Fields and Mr. Mecum, are compensated for services rendered annually as follows:

  (1)
  $12,000 cash; and

  (2)
  grants of options to purchase common stock of MFH under the MFH Director Stock Option Plan.

        The Board of Directors of MFH approved the award of options under the MFH Director Stock Option Plan to purchase 1,792 shares of common stock of MFH to each of Messrs. Ferry, Lewis, Mullin, Osnos, Winokur and Mr. Nat Gregory, who served on the Board of Directors until his resignation on January 21, 2002, as of January 1, 1998 at an exercise price of $16.74 per share and the award of options to purchase 634 shares of common stock of MFH as of January 2, 1999 at an exercise price of $19.72 and 649 shares of common stock of MFH as of January 2, 2001, at the exercise price of $19.72, to each of the same directors with the options of Messr. Gregory and Winokur being issued to Capricorn. The options granted to Messrs. Winokur and Gregory were issued to Capricorn. As described above, all of the options issued under the MFH Director Stock Option Plan have been exchanged for options to purchase a like number of shares of Mrs. Fields Famous Brands.

Board Committees

        Three functioning committees of the Board have been organized: an Executive Committee, a Compensation Committee and an Audit Committee. Following is a brief description of each of these committees.

        Executive Committee.    The Executive Committee is composed of Messrs. Mecum (Chairman) and Hodges. The purpose of this committee is to act on behalf of the entire Board of Directors between Board meetings.

        Compensation Committee.    The Compensation Committee is composed of Messr. Lewis (Chairman), Mullin and Wright. The purpose of this committee is to ensure that Mrs. Fields has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of Mrs. Fields.

        Audit Committee.    The Audit Committee is comprised of Messrs. Ferry (Chairman), Mecum and Osnos. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling their oversight responsibilities relating to the Mrs. Fields financial statements and financial reporting process and internal controls in consultation with Mrs. Fields' independent and internal auditors. The committee also is responsible for ensuring the independent auditors submit a formal written statement to the Company regarding relationships and services which may affect the auditors' objectivity and independence.

Indemnification and Compensation

        Mrs. Fields' by-laws authorize Mrs. Fields to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding upon receipt of an undertaking by or on behalf of such individuals to repay such amounts if so required.

Employment Agreements

        The employees who have employment agreements and their current base salaries are: Larry Hodges, President and Chief Executive Officer, $430,000; Sandra Buffa, Senior Vice President, CFO and Treasurer, $250,000; Michael Ward, Senior Vice President, General Counsel and Secretary, $225,000; and Garry Remington, Senior Vice President of Real Estate, $197,600. Each employment agreement provides for a period of employment of two years (or three years, in the case of Larry Hodges) from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by Mrs. Fields benefit plans and an equity-based plan or arrangement. If Mrs. Fields terminates employment for cause or if the employee terminates employment without good reason, Mrs. Fields has no further obligation to pay the employee. If Mrs. Fields terminates employment without cause or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 semi-monthly periods plus a portion of any discretionary bonus that would otherwise have been payable. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with Mrs. Fields in a line or lines of business of Mrs. Fields that accounts for 10.0 percent or more of Mrs. Fields' gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        As of the date of this report, all of the capital stock of Mrs. Fields is owned by MFH. MFH is a wholly-owned subsidiary of Mrs. Fields Famous Brands whose address is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, as of March 15, 2002, believed by us to be accurate based on information provided to us concerning the beneficial ownership of common stock by each stockholder who is known by the Company to own beneficially in excess of 5 percent of the outstanding common stock and by each director, Mrs. Fields' Chief Executive Officer, each of Mrs. Fields' other four most highly compensated executive officers and all executive officers and directors as a group. The stockholders listed below are deemed beneficial owners of common stock of Mrs. Fields as a result of their ownership of common stock of Mrs. Fields Famous Brands, the ultimate parent of Mrs. Fields. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 15, 2002, and give effect to the exercise of warrants issued by Mrs. Fields Famous Brands. See "Executive Compensation" and "Board Compensation."

        As of March 15, 2002, there were 36 record holders of common stock of Mrs. Fields Famous Brands.

		Common Stock
Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
Common stock,	Capricorn Investors II, L.P.(1)(2)(3)(4)	3,235,394	50.69%
par value $0.001	Capricorn Investors, III, L.P.(1)(2)(3)(4)	1,791,977	28.08%
per share, of	Larry Hodges(2)(3)	122,745	1.92%
Mrs. Fields	Peter Mullin(2)(3)(5)	21,390	0.34%
Famous Brands	Michael Ward(3)	20,013	0.31%
	Garry Remington(3)	18,830	0.30%
	Richard Ferry(2)(3)	15,544	0.24%
	Gilbert Osnos(2)(3)	13,418	0.21%
	Walker Lewis(2)(3)	12,670	0.20%
	Herbert Winokur, Jr.(2)(3)(4)(5)	11,899	0.19%
	Sandra Buffa(6)	0	0.00%
	Robert Rodriguez(6)	0	0.00%
	All executive officers and directors as a group(2)(3)(4)(5)	5,258,710	82.40%

(1)
The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2)
Mr. Hodges, Mr. Mullin, Mr. Ferry, Mr. Lewis and Mr. Osnos are Directors of the Company. Mr. Winokur and Mr. Mecum are managing member and member, respectively, of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and are Directors of Mrs. Fields Famous Brands. See "Management."

(3)
The shares and percentages include shares subject to options granted to directors and officers of Mrs. Fields that are currently vested as of March 15, 2002, as follows: Capricorn, 10,340 shares; Mr. Hodges, 91,997 shares; Mr. Mullin, 5,170 shares; Mr. Ferry, 5,170 shares; Mr. Lewis, 5,170 shares; Mr. Osnos, 5,170 shares; Mr. Ward, 19,714 shares; and Mr. Remington, 18,755 shares; all executive officers and directors as a group, 156,316.

(4)
Includes shares beneficially owned by Capricorn.

(5)
Includes shares held by Mr. Mullin, Mr. Winokur and Mr. Ferry in individual retirement accounts and family trust.

(6)
Ms. Buffa's and Mr. Rodriguez's shares have not vested under their applicable stock option agreements.

Item 13. Certain Relationships and Related Transactions

        Arrangements With Mrs. Fields' Holding.    As of December 30, 2000 and December 29, 2001, Mrs. Fields had a net receivable and net payable of $0 and $274,000, respectively, with Mrs. Fields' Holding. The receivables stem primarily from goods sold and an allocation of payroll and other operating expenses. Mrs. Fields believes that the terms of the sale and allocations are essentially equivalent to the terms that would have been obtained from an unaffiliated third party in a similar transaction.

        Director Stock Purchase Plan.    Each of the directors of Mrs. Fields was offered an opportunity to purchase common stock of Mrs. Fields' Holding under the Director Stock Purchase Plan. Under the Director Stock Purchase Plan, shares of common stock of Mrs. Fields' Holding, either restricted or vested, can be issued to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. Restricted shares vested 50 percent on January 1, 1999 and 50 percent on December 30, 2000. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding were issued to directors under the Director Stock Purchase Plan. These shares have been exchanged for shares of MFFB under the Mrs. Fields Reorganization.

        The Plans.    As described in Option Grants and Exercises in Item 11, the MFH Employee Stock Option Plan was terminated in September, 2001, and all options thereunder were exchanged for options to purchase the same number of shares of MFFB. Under the MFFB Employee Stock Option Plan, a committee of the Board is authorized to administer the MFFB Employee Stock Option Plan and has the power, among other things, to grant awards to officers and other employees of MFFB and its subsidiaries, including Mrs. Fields, of options for common stock of MFFB. The MFFB Employee Stock Option Plan provides for the issuance of two types of options. Time vested options vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFFB. Upside options vest upon the earlier to occur of the expiration of such option and a change of control, in accordance with certain internal rate of return targets:

  (1)
  if the IRR through the vesting date is less than 20.0 percent, the option will not vest;

  (2)
  if the IRR is from 20.0 percent to 24.99 percent, the option will vest one-third;

  (3)
  if the IRR is from 25.0 percent to 29.99 percent, the option will vest two-thirds; and

  (4)
  if the IRR is at least 30.0 percent, the option will vest in full.

        IRR means, as of any date, the internal rate of return, determined in accordance with generally accepted practice, on one share of common stock of Mrs. Fields' Holding calculated from the "Initial Date" specified in the award agreement through the date that the determination is being made, using the "Initial Value" of one share at the Initial Date as specified in the award agreement.

        A total of 936,000 shares of common stock of MFFB have been reserved for issuance under the MFFB Employee Stock Option Plan. Stock issued under the MFFB Employee Stock Option Plan is subject to customary restrictions on transfer.

        Under the MFH Director Stock Option Plan, a committee of the Board of MFH is authorized to administer the MFH Director Stock Option Plan and has the power, among other things, to grant awards of options for common stock of Mrs. Fields' Holding to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The MFH Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. A total of 50,000 shares of common stock of Mrs. Fields' Holding are reserved for issuance under the MFH Director Stock Option Plan. Common stock of Mrs. Fields' Holding issued under the Director Stock Option Plan is subject to customary restrictions on transfer. Options were awarded under the MFH Director Stock Option Plan to each of Messrs. Ferry, Lewis, Osnos, Winokur and Gregory to purchase 1,792, 634 and 634 shares of common stock of Mrs. Fields' Holding as of January 1, 1998, January 2, 1999 and January 2, 2000, at exercise prices of $16.74, $19.72 and $19.72 per share, respectively. Options of Messrs. Gregory and Winokur were issued to Capricorn. As described above under Option Grants and Exercises in Item 11 above, all of these options have been exchanged for options to purchase the same number of shares of Mrs. Fields Famous Brands upon substantially the same terms and conditions, including vesting and exercise price.

        The Stockholders' Agreement.    Mrs. Fields' Holding previously entered into a stockholders' agreement with its stockholders. In connection with the Mrs. Fields Reorganization, the Mrs. Fields' Holding stockholders' agreement was terminated. Concurrently, MFFB entered into a stockholders' agreement with its stockholders. The stockholders' agreement provides that stockholders may not transfer their shares of MFFB, except to certain permitted transferees. If at any time after seven years after the date of the stockholders' agreement any stockholder other than Capricorn II or Capricorn III receives an offer to purchase shares of common stock, that stockholder must first offer the shares to MFFB and other stockholders at the same price and on substantially the same terms. MFFB has a right of first refusal with respect to such shares, with the stockholders having the right, if MFFB does not buy all of the shares, to purchase such shares on a pro rata basis.

        If both Capricorn II and Capricorn III approve a sale or exchange of at least a majority of the outstanding common stock to a third party that is not an affiliate of either Capricorn II or Capricorn III, then either Capricorn entity has the right to require the other stockholders to (i) if the sale is structured as a sale of stock, sell all of such stockholders' shares of common stock; or (ii) if the sale is structured as a merger requiring the consent of stockholders, vote such stockholders' shares in favor of the sale. The stockholders' agreement also gives certain rights to certain stockholders upon an initial public offering consummated by Mrs. Fields Famous Brands, and includes other provisions as set forth in the stockholders agreement.

        Management Agreements.    As more fully described under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in connection with the TCBY Transaction, we entered into a management agreement with TCBY pursuant to which we manage the day-to-day operations of TCBY in return for a fee.

        Receivables Due from Franchisees.    As of December 30, 2000 and December 29, 2001, the Company had receivables due from franchisees and licensees, primarily related to prepaid rent, which the Company had paid on behalf of franchisees, totaling approximately $4.4 million and $4.6 million, respectively. These amounts are included in amounts due from franchisees and affiliates and are net of allowance for doubtful accounts totaling $1.1 million in both fiscal 2000 and fiscal 2001. During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the Company earned initial franchise fees totaling $1.9 million, $1.0 million and $1.4 million, respectively.

        Assignment and Assumption Agreement.    On December 29, 2001, the Company entered into an Assignment and Assumption Agreement with Mrs. Fields' Holding whereby, the assets, liabilities and common stock relating to three wholly owned subsidiaries of Mrs. Fields' Holding which own and operate 20 Pretzel Time stores were assigned to the Company. The execution of the agreement resulted in the recording of working capital assets comprised of cash and inventory of $468,000, net property and equipment relating to the stores of $847,000, goodwill and other intangibles of $2.5 million and the assumption of various liabilities of $3.8 million, including a $607,000 note payable to Mrs. Fields' Holding. The note is payable upon demand and bears interest at 14.0 percent.

        Riverport Equipment.    During 2001, the Company sold equipment and smallware supplies of $789,000 to Riverport Equipment and Distribution Company ("Riverport"), a wholly owned subsidiary of TCBY. Riverport offers equipment supplies to the Company's franchisees and TCBY's franchisees. In connection with the construction of the Company's new store locations and operations of the Company owned stores, the Company made equipment and smallware supply purchases of $5.8 million for the year ended December 29, 2001. At December 30, 2000 and December 29, 2001, the Company had an amount due from Riverport of $0 and $406,000, respectively.

        Franchise Agreement with TCBY.    In 2000, the Company entered into a franchise agreement with TCBY allowing the Company to sell and distribute TCBY products. The franchise agreement calls for an initial franchise fee of $5,000 or $20,000 depending upon the TCBY products to be offered by the location. The Company paid and capitalized as other intangibles, initial franchise fees of $140,000 associated with 28 Company owned locations, and $890,000 associated with 64 Company owned locations for the years ended December 30, 2000,and December 29, 2001 respectively. Under the agreement, the Company is to pay on-going royalties of 7 percent of net revenues from TCBY related products. The Company paid royalties of $27,000 and $73,000 under the agreement for the years ended December 30, 2000 and December 29, 2001, respectively.

        The net balance due the Company from TCBY for the above transactions at December 30, 2000 and December 29, 2001 was $15,000.

        The Company incurs various marketing expenditures on behalf of TCBY's advertising fund. During the year ended the December 29, 2001, the Company incurred costs that were reimbursed from the TCBY advertising fund of $375,000.

        The amount due to/from affiliates are comprised of amounts due to/from Mrs. Fields' Holding, TCBY and its affiliates and from the Company's minority-owned subsidiary as follows at December 30, 2000 and December 29, 2001 (in thousands):

	2000	2001
Amounts due from affiliates:
Riverport	$—	$406
Uvest—minority-interest subsidiary	88	131
TCBY	15	15

	$103	$552

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$—	$607
Mrs. Fields' Holding	—	274

	$—	$881

        Korn/Ferry.    The Company has from time-to-time engaged Korn/Ferry, an executive recruiting firm for which Richard Ferry, one of the members of the Company's board of directors, is also a director. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company paid recruiting fees to Korn/Ferry of $121,000, $68,000 and $59,000, respectively.

        Applied Predictive Technologies.    The Company has periodically engaged Applied Predictive Technologies (APT) to evaluate the economics and demographic trends of certain mall and retail site locations for which Walker Lewis, one of the members of the Company's board of directors, is also a director. For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, the Company paid APT $163,000, $134,000 and $27,000, respectively.

        Nonni's Food Company, Inc.    The Company has entered into various licensing agreements with and has sold certain recipes to Nonni's Food Company, Inc., (Nonni's) a manufacturer and distributor of soft baked cookies. Michael R. Ward, one of the Company's executive officers, is a member of the board of directors for this manufacturer. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the earned royalty and licensing revenues associated with the licensing and recipe sales agreements were $2.0 million, $1.1 million and $2.9 million, respectively.

        Pretzel time Sharholder.    In May 1999, Mrs. Fields, Mrs. Fields' Holding, Pretzel Time, a former Pretzel Time shareholder and Capricorn entered into an assignment and assumption agreement under which Capricorn agreed to assume a payment obligation of Mrs. Fields of $2 million to the former Pretzel Time shareholder that was due on December 31, 1999. In a related transaction on the same date, Capricorn and Mrs. Fields' Holding entered into a contribution agreement under which Mrs. Fields' Holding and Capricorn agreed to treat the assumption by Capricorn of the Mrs. Fields payment obligation as a capital contribution from Capricorn to Mrs. Fields' Holding and as a capital contribution from Mrs. Fields' Holding to Mrs. Fields.

        Tax Sharing Agreements.    The Company and Mrs. Fields' Holding have entered into a tax-sharing arrangement under the terms of which the Company distributed $2.5 million to Mrs. Fields' Holding in fiscal 2000 and $800,000 to Mrs. Fields' Holding in fiscal 2001. No distribution was made under the tax sharing agreement in fiscal 1999.

        On the closing date of the Mrs. Fields Reorganization, Mrs. Fields' Holding and its subsidiaries, entered into an Amended and Restated Tax Allocation Agreement and a Supplement thereto, in order, among other things, (i) to reflect the fact that MFFB will replace Mrs. Fields' Holding as the common parent of the consolidated tax group, which includes Mrs. Fields' Holding, TCBY and each of their respective subsidiaries, including the Company (the "Group"), and (ii) to provide for the equitable compensation of Mrs. Fields' Holding or its subsidiaries for the expected utilization of all or a part of certain consolidated net operating loss carryforwards, which existed at Mrs. Fields' Holding prior to the Mrs. Fields Reorganization and the Merger, by TCBY and its subsidiaries to offset certain consolidated taxable income of the Group.

        Line of Credit.    In connection with the extension of the Company's line of credit, Capricorn Investors III, L.P., one of MFFB's principal stockholders, provided to the lender under the Company's line of credit a guarantee of up to the lesser of $3.5 million and 50 percent of the aggregate amount of such lender's funding commitments.

PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Financial Statements

  (1)
  See Item 8 "Financial Statements and Supplementary Data" for a list of the financial statements filed as part of this report.

  (2)
  The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report

See Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits Index

    The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 91.

(b)  Reports filed on Form 8-K during the fourth quarter

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
4.2	Form of Notation of Guarantee (included as Exhibit E to Exhibit 4.1).
4.3	Form of Certificate of Senior Note (included as Exhibit A to Exhibit 4.1).
4.4
First Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
4.5
Second Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., and The Bank of New York, as trustee, filed as Exhibit 4.5 to the Company's Registration Statement on FormS-4 (No. 333-67389) and incorporated by reference herein.
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
10.7
Lease Agreement, dated as of February 23, 1993, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.32 the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.
10.8
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
10.16
First Amendment to Operating Agreement for LV-H&M, L.L.C., Dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as Exhibit 10.65 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.
10.17
Lease Agreement, dated March 2, 1995, between Price Development Company, Limited Partnership and Mrs. Fields Cookies, filed as Exhibit 10.69 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.
10.18	Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as Exhibit 10.40 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.19	Mrs. Fields' Famous Brands Employee Stock Option Plan adopted September 2001.
10.20	Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as Exhibit 10.42 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.21
Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.
10.22
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
10.25
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

10.28
Purchase Agreement, dated December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 30, 2000 and incorporated by reference herein.
10.29
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
10.31
Third Amendment to Amended and Restated Loan Agreement, dated as of February 1, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.53 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.32
Management Agreement, dated as of May 31, 2000, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC, filed as Exhibit 10.56 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.33
Amendment No. 1 to Management Agreement, dated as of December 22, 2000, by Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC., filed as Exhibit 10.36 to the Company's Amendment No.1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.
10.34
Fourth Amendment to Amended and Restated Loan Agreement, dated as of April 3, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.37 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.
10.35
Fifth Amendment to Amended and Restated Loan Agreement, dated as of March 30, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.38 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.
10.36
Tax Allocation Agreement, dated as of September 28, 1998 by and between Mrs. Fields' Holding Company, Inc. and all of its direct and indirect Subsidiaries, filed as Exhibit 10.39 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.
10.37
Amendment Number One, dated as of December 29, 2000, to Trademark License Agreement, dated as of January 3, 2000, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.40 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.
10.38
Trademark License Agreement, dated as of February 21, 2001, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.41 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 15, 2001 and incorporated by reference herein.

10.39
Amendment No. 2 to Management Agreement, dated as of August 31, 2001, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC, and, for certain purposes, Americana Foods Limited Partnership, filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on October 10, 2001 and incorporated by reference herein.
10.40
Amended and Restated Subordination Agreement, dated as of August 31, 2001, by and among Mrs. Fields' Original Cookies, Inc., TCBY Systems, LLC, TCBY Enterprises, Inc., TCBY Holding Company, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on October 10, 2001 and incorporated by reference herein.
10.41
Amended and Restated Tax Allocation Agreement, dated as of September 29, 2001, by and between Mrs. Fields' Holding Company, Inc., TCBY Holding Company, Inc., Mrs. Fields Famous Brands, Inc. and direct and indirect Subsidiaries of Mrs. Fields Famous Brands, Inc. as set forth therein, Filed as Exhibit 10.3 to the Company's Report on Form 8-K filed on October 10, 2001 and incorporated by reference herein.
10.42
Supplement to Tax Allocation Agreement, dated as of September 29, 2001, by and among Mrs. Fields' Holding Company, Inc., all "MFH Subsidiaries" (as defined therein), TCBY Holding Company, Inc., all "TCBY Subsidiaries" (as defined therein), and Mrs. Fields Famous Brands, Inc., filed as Exhibit 10.4 to the Company's Report on Form 8-K filed on October 10, 2001 and incorporated by reference herein.
10.43	Employment Agreement, dated as of April 17, 2001, between Sandra Buffa and Mrs. Fields' Original Cookies, Inc.
10.44	Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.
10.45	Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.
10.46	Seventh Amendment to Amended and Restated Loan Agreement, dated as of December 28, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.
10.47	Amendment Number One, dated as of January 17, 2002, to the Trademark License Agreement, dated as of February 21, 2001, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.
10.48	Amendment Number Two, dated as of January 17, 2002, to Purchase Agreement, dated as of December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.
12.1	Computation of ratio of earnings to fixed charges of Mrs. Fields' Original Cookies, Inc.
21.1	Subsidiaries of Mrs. Fields' Original Cookies, Inc.
99.1	Letter to Securities and Exchange Commission regarding Auditor Representation.
99.3	Schedule II—Valuation and Qualifying Accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.
Dated March 28, 2002	By:	/s/ LARRY A. HODGES Larry A. Hodges President and CEO
Dated March 28, 2002	By:	/s/ SANDRA M. BUFFA Sandra M. Buffa Senior Vice President, CFO and Treasurer (Chief Financial and Principal Accounting Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY A. HODGES Larry A. Hodges	President, Chief Executive Officer and Director	March 28, 2002
/s/ SANDRA M. BUFFA Sandra M. Buffa	Senior Vice President, CFO and Treasurer	March 28, 2002
/s/ MICHAEL R. WARD Michael R. Ward	Senior Vice President, General Counsel and Secretary	March 28, 2002
/s/ DUDLEY C. MECUM Dudley C. Mecum	Chairman of the Board of Directors	March 28, 2002
/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 28, 2002
Walker Lewis	Director	March 28, 2002

Peter W. Mullin	Director	March 28, 2002
/s/ GILBERT C. OSNOS Gilbert C. Osnos	Director	March 28, 2002
/s/ CHRISTOPHER WRIGHT Christopher Wright	Director	March 28, 2002