Form 10-Q
period 2002-06-29
MRS FIELDS ORIGINAL COOKIES INC
filed 2002-08-13
CIK 1043482

Use these links to rapidly review the document
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 29, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 333-45179

MRS. FIELDS' ORIGINAL COOKIES, INC.
(Exact name of registrant specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0552899 (IRS employer identification no.)
2855 East Cottonwood Parkway, Suite 400 Salt Lake City, Utah (Address of principal executive offices)	84121-7050 (Zip code)

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

Yes ☒    No ☐

        The registrant had 400 shares of common stock, $0.01 par value, outstanding at August 1, 2002.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands)

ASSETS

	June 29, 2002	December 29, 2001
CURRENT ASSETS:
Cash and cash equivalents	$1,919	$3,503
Accounts receivable, net of allowance for doubtful accounts of $103 and $61, respectively	2,994	2,513
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $949 and $1,083, respectively	2,912	4,584
Amounts due from affiliates	820	552
Inventories	3,717	3,987
Prepaid rent and other	813	399
Assets held for sale	—	1,664

Total current assets	13,175	17,202

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	35,781	42,205
Equipment and fixtures	28,818	29,091
Land	240	240

	64,839	71,536
Less accumulated depreciation and amortization	(39,962)	(36,943)

Net property and equipment	24,877	34,593

GOODWILL, net of accumulated amortization of $44,866 and $44,858, respectively	103,231	105,513

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $7,265 and $6,728, respectively	11,386	12,627

DEFERRED LOAN COSTS, net of accumulated amortization of $10,419 and $9,263, respectively	4,789	5,945

AMOUNTS DUE FROM AFFILIATES	1,000	—

OTHER ASSETS	495	457

	$158,953	$176,337

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	June 29, 2002	December 29, 2001
CURRENT LIABILITIES:
Current portion of long-term debt	$1,794	$1,715
Current portion of capital lease obligations	578	850
Accounts payable	10,891	16,296
Bank borrowings under line of credit	8,750	8,990
Accrued liabilities	2,843	3,152
Current portion of store closure reserve	1,181	1,182
Accrued salaries, wages and benefits	4,887	4,219
Accrued interest payable	1,154	1,163
Sales taxes payable	673	1,122
Amounts due to affiliates	937	881
Current portion of deferred revenue	264	73

Total current liabilities	33,952	39,643
LONG-TERM DEBT, net of current portion and discount	141,008	141,849
CAPITAL LEASE OBLIGATIONS, net of current portion	348	559
STORE CLOSURE RESERVE, net of current portion	1,169	1,857
DEFERRED REVENUE, net of current portion	2,568	965

Total liabilities	179,045	184,873

MINORITY INTEREST	15	38

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	63,889	63,889
Accumulated deficit	(83,867)	(72,371)
Accumulated other comprehensive loss	(129)	(92)

Total stockholder's deficit	(20,107)	(8,574)

	$158,953	$176,337

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(Dollars in thousands)

	13 Weeks Ended
	June 29, 2002	June 30, 2001
REVENUES:
Net store and food sales	$27,954	$28,622
Franchising and licensing	6,528	6,571
Mail order	2,357	2,301
Management fee revenue	2,600	3,100
Other operating revenue	1,578	—

Total revenues	41,017	40,594

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	18,379	17,795
Cost of sales—store and food	6,638	6,383
Franchising and licensing	1,868	2,020
Mail order	1,491	1,310
General and administrative	10,008	8,646
Store closure provision (reversal)	38	(109)
Impairment—Wal-Mart locations	5,288	—
Depreciation	3,422	2,897
Amortization—goodwill and intangibles	349	3,508

Total operating costs and expenses	47,481	42,450

Loss from operations	(6,464)	(1,856)

OTHER EXPENSE, net:
Interest expense, net	(4,300)	(4,314)
Other income, net	225	77

Total other expense, net	(4,075)	(4,237)

Loss before provision for income taxes and minority interest	(10,539)	(6,093)
PROVISION FOR INCOME TAXES	(33)	(7)

Loss before minority interest	(10,572)	(6,100)
MINORITY INTEREST	17	2

Net loss	$(10,555)	$(6,098)

COMPREHENSIVE LOSS:
Net loss	$(10,555)	$(6,098)
Foreign currency translation adjustment	7	(6)

Comprehensive loss	$(10,548)	$(6,104)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(Dollars in thousands)

	26 Weeks Ended
	June 29, 2002	June 30, 2001
REVENUES:
Net store and food sales	$58,696	$58,738
Franchising and licensing	15,388	14,743
Mail order	4,611	4,315
Management fee revenue	5,890	6,275
Other operating revenue	1,711	—

Total revenues	86,296	84,071

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	37,640	35,367
Cost of sales—store and food	14,031	13,205
Franchising and licensing	3,751	3,738
Mail order	2,563	2,504
General and administrative	19,085	16,437
Store closure provision (reversal)	38	(102)
Impairment—Wal-Mart locations	5,288	—
Depreciation	5,847	5,324
Amortization—goodwill and intangibles	624	6,413

Total operating costs and expenses	88,867	82,886

(Loss) income from operations	(2,571)	1,185

OTHER EXPENSE, net:
Interest expense, net	(8,717)	(8,701)
Other (expense) income, net	(120)	87

Total other expense, net	(8,837)	(8,614)

Loss before provision for income taxes and minority interest	(11,408)	(7,429)
PROVISION FOR INCOME TAXES	(111)	(13)

Loss before minority interest	(11,519)	(7,442)
MINORITY INTEREST	23	4

Net loss	$(11,496)	$(7,438)

COMPREHENSIVE LOSS:
Net loss	$(11,496)	$(7,438)
Foreign currency translation adjustment	(37)	(34)

Comprehensive loss	$(11,533)	$(7,472)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	26 Weeks Ended
	June 29, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,496)	$(7,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,471	11,737
Impairment—Wal-Mart locations	5,288	—
Amortization of deferred loan costs and accretion of loan discount	1,207	1,340
Loss (gain) on disposition of assets	104	(99)
Minority interest	(23)	(14)
Changes in assets and liabilities:
Accounts receivable	(481)	1,560
Amounts due from franchisees and licensees	1,672	450
Amounts due to/from affiliates	(1,212)	(1,179)
Inventories	270	183
Prepaid rent and other	(414)	(2,462)
Other assets	1,626	236
Accounts payable	(6,506)	(5,017)
Accrued liabilities	(309)	(923)
Store closure reserve	(689)	(928)
Accrued salaries, wages and benefits	668	(193)
Accrued interest payable	(9)	—
Sales taxes payable	(449)	(412)
Deferred revenue	1,794	180

Net cash used in operating activities	(2,488)	(2,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,043)	(5,177)
Proceeds from sale of property and equipment	5,419	267

Net cash provided by (used in) investing activities	1,376	(4,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	(240)	8,063
Drafts in transit in excess of borrowing availability	1,101	—
Principal payments on long-term debt	(813)	(319)
Payment of debt financing costs	—	(186)
Principal payments on capital lease obligations	(483)	(490)
Tax sharing distribution to Mrs. Fields' Holdings	—	(300)

Net cash (used in) provided by financing activities	(435)	6,768

Effect of foreign exchange rate changes on cash	(37)	(34)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,584)	(1,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,503	3,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,919	$2,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,537	$7,354
Cash paid for income taxes	71	125

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of June 29, 2002 and December 29, 2001, and the results of its operations and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001 contained in Mrs. Fields' Annual Report on Form 10-K.

        The results of operations for the 13 and 26 weeks ended June 29, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded.

(2) RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(3) IMPAIRMENT—WAL-MART LOCATIONS

        During the 13 weeks ended June 29, 2002, the Company recorded a non-cash charge of $5.3 million for an impairment of the Company's stores located within Wal-Mart. The impairment was recorded to write down the assets of these locations to their net realizable value based upon their current and historical operating trends. Management is currently in discussions with Wal-Mart to obtain a release from these locations or to identify solutions to minimize or eliminate the operating losses. Management expects to incur future operating losses from the Wal-Mart locations. In addition, management expects to incur significant additional costs associated with the closing and exiting from these locations. However, since management has not completed identification of its plan, these costs are not estimable.

(4) RELATED PARTY TRANSACTIONS

        The Company is party to various related party transactions with its parent companies, Famous Brands and Mrs. Fields' Holding, and with TCBY and its affiliates. The intercompany activity with Famous Brands represents payments made by the Company on behalf of Famous Brands for various operating costs. Famous Brands repaid $171,000 in August 2002. The intercompany balance due to Mrs. Fields' Holding is principally the amount due under an Assignment and Assumption Agreement entered into on December 29, 2001 for the assignment of 20 Pretzel Time stores formerly owned and operated by Mrs. Fields' Holding.

        Amounts receivable from TCBY primarily represent amounts receivable under the Management Agreement with the retention amount receivable classified as long-term.

        Amounts due to Riverport Equipment Co., ("Riverport"), an affiliate of TCBY, are for purchases of supplies and equipment used in the Company owned and operated stores.

        Amounts due to/from affiliates and the Company's minority owned subsidiary as of June 29, 2002 and December 29, 2001 are as follows (in thousands):

	June 29, 2002	December 29, 2001
Amounts due from affiliates:
UVEST—minority interest subsidiary	$156	$131
Famous Brands	171	—
Riverport	—	406
TCBY	493	15

	820	552
TCBY—retention amount, long-term	1,000	—

	$1,820	$552

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$516	$607
Mrs. Fields' Holding	274	274
Riverport	147	—

	$937	$881

(5) STORE CLOSURE RESERVE

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

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision (reversal) in the statement of operations. As of June 29, 2002, the remaining store closure reserve was $2.4 million.

  Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended June 29, 2002 and June 30, 2001 (in thousands):

	Mrs. Fields, Inc. and Original Cookie Co		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated To Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Total Business Combinations and Company Owned Stores
Balance, December 29, 2001	$515	$1,348	$318	$202	$549	$—	$75	$32	$1,457	$1,582	$3,039
Utilization for the 26 weeks ended June 29, 2002	(139)	(275)	(31)	(91)	(157)	—	(14)	(20)	(341)	(386)	(727)
Additional reserves for continuing Company owned and franchised stores targeted for closure	5	33	—	—	—	—	—	—	5	33	38

Balance, June 29, 2002	$381	$1,106	$287	$111	$392	$—	$61	$12	$1,121	$1,229	$2,350

Balance, December 30, 2000	$863	$1,219	$424	$85	$1,113	$—	$75	$—	$2,475	$1,304	$3,779
Reversal during the 26 weeks ended June 30, 2001	(280)	(7)	(11)	(5)	—	—	—	—	(291)	(12)	(303)
Utilization for the 26 weeks ended June 30, 2001	(205)	(227)	(57)	(33)	(197)	—	(14)	(20)	(473)	(280)	(753)
Additional reserves for continuing Company owned and franchised stores targeted for closure	20	34	—	—	—	—	—	74	20	108	128

Balance, June 30, 2001	$398	$1,019	$356	$47	$916	$—	$61	$54	$1,731	$1,120	$2,851

(6) REPORTABLE SEGMENTS

    Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management to decide how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has four reportable operating segments; namely, Company owned stores and related activity, franchising activity, licensing activity, and mail order activity. The segments are determined by revenue source: Company owned stores, franchising, licensing, and mail order. The Company owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields along with sales of branded cookie dough to retailers. The franchising segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise or license fee and monthly royalties based on a percentage of sales. The licensing and other segment consists of royalties and license fees associated with non-traditional store locations and other product licensing activity not related to cookie or pretzel stores. The mail order segment includes sales generated from the Company's mail order gift catalog and web site Sales and transfers between segments are eliminated in consolidation.

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

	Company Owned Stores	Franchising	Licensing and Other	Mail Order	Total
13 weeks ended June 29, 2002
Revenue	$27,954	$6,000	$528	$2,357	$36,839
Contribution margin	2,937	4,132	528	866	8,463
13 weeks ended June 30, 2001
Revenue	$28,622	$5,896	$675	$2,301	$37,494
Contribution margin	4,444	3,876	675	991	9,986
26 weeks ended June 29, 2002
Revenue	$58,696	$12,038	$3,350	$4,611	$78,695
Contribution margin	7,025	8,287	3,350	2,048	20,710
26 weeks ended June 30, 2001
Revenue	$58,738	$11,550	$3,193	$4,315	$77,796
Contribution margin	10,166	7,812	3,193	1,811	22,982

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Contribution margin	$8,463	$9,986	$20,710	$22,982
Management fee revenue	2,600	3,100	5,890	6,275
Other operating income	1,578	—	1,711	—
General and administrative expense	(10,008)	(8,646)	(19,085)	(16,437)

EBITDA(1)	2,633	4,440	9,226	12,820
Store closure (provision) reversal	(38)	109	(38)	102
Impairment, depreciation and amortization	(9,059)	(6,405)	(11,759)	(11,737)
Interest expense, net	(4,300)	(4,314)	(8,717)	(8,701)
Other income (expense), net	209	72	(208)	78

Net loss	$(10,555)	$(6,098)	$(11,496)	$(7,438)

(1)
EBITDA consists of earnings before store closure (provision) reversal, impairment, depreciation, amortization, interest, income taxes, minority interest and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt. EBITDA may not be comparable to other similarly titled measures.

        The assets of the Company primarily relate to Company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

        The Company has one customer, Nonni's, that accounted for $2.7 million, or 79.6 percent, of the licensing and other business segment's revenue for the 26 weeks ended June 29, 2002, and approximately $2.3 million, or 73.3 percent, for the 26 weeks ended June 30, 2001. There were no other customers that accounted for more than 10.0 percent of Mrs. Fields' total revenue or any individual segment's revenue. The Company has a receivable of approximately $882,000 from Nonni's, which represents 14.9 percent of the Company's total combined receivables. Under the license agreement, the Company is allowed to appoint a designate to serve as a full board member on Nonni's board of directors. Michael Ward, the Company's Senior Vice President and General Counsel currently serves in that capacity.

(7) TAX SHARING DISTRIBUTION

        The Company and Mrs. Fields' Holding have entered into a tax sharing agreement under the terms of which the Company distributed $300,000 to Mrs. Fields' Holding during the 26 weeks ended June 30, 2001. The Company did not make any tax sharing distributions during the 26 weeks ended June 29, 2002.

(8) ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

        SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangibles asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent that the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has completed the first step in the adoption of SFAS 142 and has defined the reporting units to be store operations, franchising, mail order, and licensing and other. An independent professional appraisal firm has assessed the fair value of each of the reporting units. This fair value assessment indicates that there will be an impairment of the goodwill associated with the store operations unit. There was no indication of goodwill impairment for the other reporting units.

        In the second step, the Company must compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. The Company is currently in process of completing the second step and expects the potential loss for impairment to be measured by the end of the year. The transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        The following outlines the impact of SFAS 142 on net income as a result of non-amortization of goodwill (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net loss	$(10,555)	$(6,098)	$(11,496)	$(7,438)
Add back: Goodwill amortization	—	3,037	—	5,517

Adjusted net loss	$(10,555)	$(3,061)	$(11,496)	$(1,921)

(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligation related to its Senior Notes due 2004 is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by four of the Company's wholly owned subsidiaries (the "Guarantors"). The total principal amount of these notes is $140.0 million. These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker, Inc., and Pretzel Time, Inc., which are Guarantors (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, Pretzelmaker of Canada, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time, Inc. and CMBC, Inc., and three partially owned subsidiaries (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 29, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$(240)	$71	$—	$1,919
Accounts receivable, net	2,953	41	—	—	2,994
Amounts due from franchisees and licensees, net	345	2,546	21	—	2,912
Amounts due from affiliates	36,590	—	—	(35,770)	820
Inventories	2,897	816	4	—	3,717
Other current assets	807	—	6	—	813

Total current assets	45,680	3,163	102	(35,770)	13,175
PROPERTY AND EQUIPMENT, net	23,203	1,674	—	—	24,877
INTANGIBLES, net	51,869	67,341	196	—	119,406
INVESTMENT IN SUBSIDIARIES	37,498	1	—	(37,499)	—
AMOUNTS DUE FROM AFFILIATES	1,000	—	—	—	1,000
OTHER ASSETS	453	42	—	—	495

	$159,703	$72,221	$298	$(73,269)	$158,953

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,352	$20	$—	$—	$2,372
Accounts payable and bank borrowings	18,630	998	13	—	19,641
Amounts due to affiliates	664	35,289	754	(35,770)	937
Accrued liabilities	10,234	723	45	—	11,002

Total current liabilities	31,880	37,030	812	(35,770)	33,952
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	141,356	—	—	—	141,356
STORE CLOSURE RESERVE, net of current portion	1,169	—	—	—	1,169
DEFERRED REVENUE, net of current portion	1,010	1,558	—	—	2,568
MINORITY INTEREST	15	—	—	—	15
STOCKHOLDER'S EQUITY (DEFICIT)	(15,727)	33,633	(514)	(37,499)	(20,107)

	$159,703	$72,221	$298	$(73,269)	$158,953

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED JUNE 29, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$27,905	$—	$49	$—	$27,954
Franchising and licensing	2,420	6,675	55	(2,622)	6,528
Mail order	2,357	—	—	—	2,357
Management fee revenue	2,600	—	—	—	2,600
Other operating revenue	1,578	—	—	—	1,578

Total revenues	36,860	6,675	104	(2,622)	41,017

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	20,203	—	58	(1,882)	18,379
Cost of sales—store and food	7,763	—	13	(1,138)	6,638
Franchising and licensing	10	1,858	—	—	1,868
Mail order	1,491	—	—	—	1,491
General and administrative	10,112	(510)	8	398	10,008
Store closure provision	38	—	—	—	38
Impairment—Wal-Mart locations	5,288	—	—	—	5,288
Depreciation and amortization	3,451	349	(29)	—	3,771

Total operating costs and expenses	48,356	1,697	50	(2,622)	47,481

Income (loss) from operations	(11,496)	4,978	54	—	(6,464)

OTHER EXPENSE:
Interest expense, net	(4,243)	(57)	—	—	(4,300)
Other expense, net	256	—	(31)	—	225

Total other expense, net	(3,987)	(57)	(31)	—	(4,075)

Income (loss) before provision for income taxes and minority interest	(15,483)	4,921	23	—	(10,539)
PROVISION FOR INCOME TAXES	(33)	—	—	—	(33)

Income (loss) before minority interest	(15,516)	4,921	23	—	(10,572)
MINORITY INTEREST	17	—	—	—	17

NET INCOME (LOSS)	$(15,499)	$4,921	$23	$—	$(10,555)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 26 WEEKS ENDED JUNE 29, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$58,590	$—	$106	$—	$58,696
Franchising and licensing	4,881	16,154	128	(5,775)	15,388
Mail order	4,611	—	—	—	4,611
Management fee revenue	5,890	—	—	—	5,890
Other operating revenue	1,711	—	—	—	1,711

Total revenues	75,683	16,154	234	(5,775)	86,296

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	41,505	—	102	(3,967)	37,640
Cost of sales—store and food	16,210	—	27	(2,206)	14,031
Franchising and licensing	25	3,726	—	—	3,751
Mail order	2,563	—	—	—	2,563
General and administrative	13,917	4,569	201	398	19,085
Store closure provision	38	—	—	—	38
Impairment—Wal-Mart locations	5,288	—	—	—	5,288
Depreciation and amortization	5,734	727	10	—	6,471

Total operating costs and expenses	85,280	9,022	340	(5,775)	88,867

Income (loss) from operations	(9,597)	7,132	(106)	—	(2,571)

OTHER EXPENSE:
Interest expense, net	(8,600)	(117)	—	—	(8,717)
Other expense, net	(89)	—	(31)	—	(120)

Total other expense, net	(8,689)	(117)	(31)	—	(8,837)

Income (loss) before provision for income taxes and minority interest	(18,286)	7,015	(137)	—	(11,408)
PROVISION FOR INCOME TAXES	(111)	—	—	—	(111)

Income (loss) before minority interest	(18,397)	7,015	(137)	—	(11,519)
MINORITY INTEREST	23	—	—	—	23

NET INCOME (LOSS)	$(18,374)	$7,015	$(137)	$—	$(11,496)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 26 WEEKS ENDED JUNE 29, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,873)	$(640)	$25	$—	$(2,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,043)	—	—	—	(4,043)
Proceeds from sales of property and equipment	4,962	457	—	—	5,419

Net cash provided by (used in) investing activities	919	457	—	—	1,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,260)	(36)	—	—	(1,296)
Bank borrowings and drafts in transit	861	—	—	—	861

Net cash provided by (used in) financing activities	(399)	(36)	—	—	(435)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(37)	—	(37)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,353)	(219)	(12)	—	(1,584)
CASH AND CASH EQUIVALENTS, beginning of period	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS, end of period	$2,088	$(240)	$71	$—	$1,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,527	$10	$—	$—	$7,537
Income taxes paid	71	—	—	—	71

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,441	$(21)	$83	$—	$3,503
Accounts receivable, net	2,466	731	—	(684)	2,513
Amounts due from franchisees and licensees, net	849	3,648	87	—	4,584
Amounts due from affiliates	44,750	—	—	(44,198)	552
Inventories	3,302	682	3	—	3,987
Other current assets	2,063	—	—	—	2,063

Total current assets	56,871	5,040	173	(44,882)	17,202
PROPERTY AND EQUIPMENT, net	32,701	1,853	39	—	34,593
INTANGIBLES, net	55,900	67,997	188	—	124,085
INVESTMENT IN SUBSIDIARIES	37,398	1	—	(37,399)	—
OTHER ASSETS	415	42	—	—	457

	$183,285	$74,933	$400	$(82,281)	$176,337

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,509	$56	$—	$—	$2,565
Accounts payable and bank borrowings	23,705	2,257	8	(684)	25,286
Amounts due to affiliates	608	43,895	576	(44,198)	881
Accrued liabilities	9,686	1,192	33	—	10,911

Total current liabilities	36,508	47,400	617	(44,882)	39,643
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	142,408	—	—	—	142,408
STORE CLOSURE RESERVE, net of current portion	1,857	—	—	—	1,857
DEFERRED REVENUE, net of current portion	50	915	—	—	965
MINORITY INTEREST	38	—	—	—	38
STOCKHOLDER'S EQUITY (DEFICIT)	2,424	26,618	(217)	(37,399)	(8,574)

	$183,285	$74,933	$400	$(82,281)	$176,337

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED JUNE 30, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$28,571	$—	$51	$—	$28,622
Franchising and licensing	1,434	6,458	91	(1,412)	6,571
Mail order	2,301	—	—	—	2,301
Management fee revenue	3,100	—	—	—	3,100

Total revenues	35,406	6,458	142	(1,412)	40,594

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	18,050	—	43	(298)	17,795
Cost of sales—store and food	7,486	—	11	(1,114)	6,383
Franchising and licensing	—	2,020	—	—	2,020
Mail order	1,310	—	—	—	1,310
General and administrative	7,209	1,340	97	—	8,646
Store closure reversal	(109)	—	—	—	(109)
Depreciation and amortization	4,791	1,603	11	—	6,405

Total operating costs and expenses	38,737	4,963	162	(1,412)	42,450

Income (loss) from operations	(3,331)	1,495	(20)	—	(1,856)

OTHER EXPENSE:
Interest expense, net	(4,248)	(66)	—	—	(4,314)
Other expense, net	77	—	—	—	77

Total other expense, net	(4,171)	(66)	—	—	(4,237)

Income (loss) before provision for income taxes and minority interest	(7,502)	1,429	(20)	—	(6,093)
PROVISION FOR INCOME TAXES	(7)	—	—	—	(7)

Income (loss) before minority interest	(7,509)	1,429	(20)	—	(6,100)
MINORITY INTEREST	2	—	—	—	2

NET INCOME (LOSS)	$(7,507)	$1,429	$(20)	$—	$(6,098)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 26 WEEKS ENDED JUNE 30, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$58,631	$—	$107	$—	$58,738
Franchising and licensing	2,714	14,657	159	(2,787)	14,743
Mail order	4,315	—	—	—	4,315
Management fee revenue	6,275	—	—	—	6,275

Total revenues	71,935	14,657	266	(2,787)	84,071

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	35,824	—	90	(547)	35,367
Cost of sales—store and food	15,419	—	26	(2,240)	13,205
Franchising and licensing	10	3,728	—	—	3,738
Mail order	2,504	—	—	—	2,504
General and administrative	11,000	5,253	184	—	16,437
Store closure reversal	(102)	—	—	—	(102)
Depreciation and amortization	8,477	3,206	54	—	11,737

Total operating costs and expenses	73,132	12,187	354	(2,787)	82,886

Income (loss) from operations	(1,197)	2,470	(88)	—	1,185

OTHER EXPENSE:
Interest expense, net	(8,574)	(127)	—	—	(8,701)
Other expense, net	88	(1)	—	—	87

Total other expense, net	(8,486)	(128)	—	—	(8,614)

Income (loss) before provision for income taxes and minority interest	(9,683)	2,342	(88)	—	(7,429)
PROVISION FOR INCOME TAXES	(13)	—	—	—	(13)

Income (loss) before minority interest	(9,696)	2,342	(88)	—	(7,442)
MINORITY INTEREST	4	—	—	—	4

NET INCOME (LOSS)	$(9,692)	$2,342	$(88)	$—	$(7,438)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 26 WEEKS ENDED JUNE 30, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,466)	$(712)	$36	$163	$(2,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,177)	—	—	—	(5,177)
Proceeds from asset sales	267	—	—	—	267

Net cash provided by (used in) investing activities	(4,910)	—	—	—	(4,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(706)	(103)	—	—	(809)
Payment of debt financing costs	(186)	—	—	—	(186)
Bank borrowings under line of credit	7,248	815	—	—	8,063
Tax sharing distribution to Mrs. Fields' Holding	(300)	—	—	—	(300)

Net cash provided by (used in) financing activities	6,056	712	(34)	—	6,768

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	—	—	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,320)	—	2	163	(1,155)
CASH AND CASH EQUIVALENTS, beginning of period	3,426	—	248	(163)	3,511

CASH AND CASH EQUIVALENTS, end of period	$2,106	$—	$250	$—	$2,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,344	$10	$—	$—	$7,354
Income taxes paid	50	75	—	—	125

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company") is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("Famous Brands"), which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc. ("TCBY") under a common parent.

        Mrs. Fields has 11 wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, Pretzelmaker of Canada, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time, Inc., and CMBC, Inc.; and three partially owned subsidiaries.

        Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of June 29, 2002, Mrs. Fields owned and operated 126 Mrs. Fields Cookies stores, 32 Original Cookie Company stores, 86 Great American Cookies stores, 27 Hot Sam Pretzels stores, 126 Pretzel Time stores, 11 Pretzelmaker stores, and 18 Bakery Cookie Cafes in the United States. Additionally, Mrs. Fields has franchised or licensed 855 stores in the United States and 111 stores in several other countries.

        Mrs. Fields' business follows seasonal trends and economic conditions and is also affected by climate and weather conditions, which in turn affect mall traffic. Because Mrs. Fields' stores are heavily concentrated in shopping malls, Mrs. Fields' sales performance is significantly dependent on the performance of those malls. Mrs. Fields typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

        Mrs. Fields has entered into a Management Agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, a wholly owned indirect subsidiary of TCBY, pursuant to which Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY in exchange for a management fee ("Management Fee") paid by TCBY semi-monthly. Revenue generated from the Management Fee is reported under the caption "Management fee revenue" in the statements of operations. On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable and the release of such amounts based upon compliance with a ratio test included in a TCBY credit facility and that the payment of Management Fee and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. Included in amounts due from affiliates and deferred revenue on the June 29, 2002 Condensed Consolidated Balance Sheet, is approximately $1.0 million related to such retention amount.

Results of Operations of Mrs. Fields

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period.

	13 Weeks Ended			26 Weeks Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	(Dollars in Thousands, excluding Other Data)
Statement of Operations Data:
REVENUES:
Net store and food sales	$27,954	$28,622	(2.3)	$58,696	$58,738	(0.1)
Franchising and licensing	6,528	6,571	(0.7)	15,388	14,743	4.4
Mail order	2,357	2,301	2.4	4,611	4,315	6.9
Management fee revenue	2,600	3,100	(16.1)	5,890	6,275	(6.1)
Other operating revenue	1,578	—	n/a	1,711	—	n/a

Total revenues	41,017	40,594	1.0	86,296	84,071	2.6

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	18,379	17,795	3.3	37,640	35,367	6.4
Cost of sales—stores and food	6,638	6,383	4.0	14,031	13,205	6.3
Franchising and licensing	1,868	2,020	(7.5)	3,751	3,738	0.3
Mail order	1,491	1,310	13.8	2,563	2,504	2.4
General and administrative	10,008	8,646	15.8	19,085	16,437	16.1
Store closure provision (reversal)	38	(109)	n/a	38	(102)	n/a
Impairment—Wal-Mart locations	5,288	—	n/a	5,288	—	n/a
Depreciation	3,422	2,897	18.1	5,847	5,324	9.8
Amortization—goodwill and intangibles	349	3,508	n/a	624	6,413	n/a

Total operating costs and expenses	47,481	42,450	11.9	88,867	82,886	7.2

Income (expense) from operations	(6,464)	(1,856)	n/a	(2,571)	1,185	n/a

OTHER EXPENSE, NET:
Interest expense, net	(4,300)	(4,314)	(0.3)	(8,717)	(8,701)	0.2
Other income (expense), net	242	79	n/a	(97)	91	n/a
Provision for income taxes	(33)	(7)	n/a	(111)	(13)	n/a

Total other expense, net	(4,091)	(4,242)	(3.6)	(8,925)	(8,623)	3.5

Net loss	$(10,555)	$(6,098)	73.1	$(11,496)	$(7,438)	54.6

EBITDA(1)	$2,633	$4,440	(40.7)	$9,226	$12,820	(28.0)

Cash flows from operating activities	$2,319	$2,409		$(2,488)	$(2,979)

Cash flows from investing activities	$636	$(3,013)		$1,376	$(4,910)

Cash flows from financing activities	$(2,251)	$(441)		$(435)	$6,768

OTHER DATA:
Number of Company owned store unit weeks	5,875	5,555	5.8	11,977	11,162	7.3
Unit week average ("UWA") sales	$4,729	$5,123	(7.7)	$4,874	$5,222	(6.7)
Year-over-year comparable store sales percent	(1.5)	(3.9)		(1.7)	(1.8)
Unit weeks—stores open more than 13 months	4,661	5,172	(9.9)	9,545	10,447	(8.6)
UWA sales—stores open more than 13 months	$5,211	$5,143	1.3	$5,315	$5,250	1.2

(1)
EBITDA consists of earnings before store closure provision (reversal), impairment, depreciation, amortization, interest, income taxes, minority interest, and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net loss as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt. EBITDA may not be comparable to other similarly titled measures.

13 Weeks Ended June 29, 2002 Compared to the 13 Weeks Ended June 30, 2001

        Income From Operations—Overview.    During the 13 week period ended June 29, 2002, the Company incurred a loss from operations of $6.5 million compared to the same prior year 13 week period ended June 30, 2001 loss from operations of $1.9 million. This represented an increase in loss from operations of $4.6 million over the same 13 week period for 2001. This increase in loss from operations is primarily attributable to a non-cash charge to recognize an impairment of $5.3 million for our Wal-Mart store locations. The impairment was recorded based upon the current and past operating performance of the stores and their expected cash flows as well as management's current operating plans to dispose of non-performing store locations. Management expects to incur future operating losses from the Wal-Mart locations. In addition, management expects to incur significant additional costs associated with the closing and exiting from these locations. However, since management has not completed identification of its plan, these costs are not estimable. The operating loss was mitigated in part by a reduction in amortization of goodwill pursuant to recent accounting pronouncement Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and the receipt of $1.6 million of a business interruption claim resulting from the events of September 11, 2001.

        Store contribution for the 2002 13 week period decreased $1.5 million or 33.9 percent from $4.4 million for the 2001 13 week period to $2.9 million. The decrease resulted from the sale of 34 corporate owned stores to franchisees during the first half of 2002, a $454,000 loss incurred at the Company's 54 Wal-Mart locations for the 2002 13 week period, which were not open in the same period of 2001.

        Sales and operating performance of the Wal-Mart locations continue to fall below original expectations. Sales on a unit week average (UWA) basis of the Wal-Mart locations for the 2002 13 week period were $1,812 compared to $5,124 UWA sales for other Company owned store locations. The Wal-Mart locations represent 11.9 percent of the Company's second quarter 2002 total unit weeks.

        The impact of the recession continues to put pressure on same store comparable sales for the 2002 13 week period of 1.5 percent compared to an decrease in same store comparable sales for the 2001 13 week period of 3.9 percent.

        Company Owned and Franchised or Licensed Store Activity.    As of June 29, 2002, there were 426 Company owned stores and 966 franchised or licensed stores in operation. The store activity for the 13 weeks ended June 29, 2002 and June 30, 2001 is summarized as follows:

	June 29, 2002		June 30, 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the period	450	976	414	940
Stores opened (including relocations and acquisitions)	6	16	4	27
Stores closed (including relocations)	(12)	(44)	(6)	(18)
Stores sold to franchisees	(19)	19	(1)	1
Stores acquired from franchisees	1	(1)	3	(3)

Stores open as of the end of the period	426	966	414	947

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, decreased $668,000, or 2.3 percent, to $28.0 million for the 13 weeks ended June 29, 2002 from $28.6 million for the 13 weeks ended June 30, 2001. The decrease in store sales was the result of a 1.5 percent decrease or $381,000 in same store comparable sales and 382 fewer store weeks (excluding Wal-Mart locations), resulting in a sales shortfall from normalized UWA of $1.8 million. This decrease was offset by sales of $1.3 million generated through the Company's 54 Wal-Mart locations, which opened in mid-to-late 2001, and a 0.6 percent increase in UWA sales or $222,000.

        Store Operations:    The following table outlines the performance of the Company's store operations and segregates the performance of the Wal-Mart locations for the 13 weeks. There was no significant activity from the Wal-Mart locations during the 13 weeks ended June 30, 2001.

	13 Weeks Ended
	June 29, 2002						June 30, 2001
	Wal-Mart	% sales	Traditional stores	% sales	Total stores	% sales	Total stores	% sales
	(dollars in thousands, excluding UWA sales)
Sales	$1,272		$26,508		$27,780		$28,456
Cost of sales	546	42.9	5,952	22.5	6,498	23.4	6,188	21.7
Selling and store occupancy costs	1,180	92.8	17,199	64.9	18,379	66.2	17,795	62.5

Contribution	$(454)	(35.7)	$3,357	12.7	$2,903	10.4	$4,473	15.7

Unit weeks	702		5,173		5,875		5,555
UWA sales	$1,812		$5,124		$4,729		$5,123

        Cost of Sales—Store and Food—(Stores only).    Cost of sales for the 13 weeks ended June 29, 2002 increased $310,000 or 5.0 percent from the prior year 13 week period. As a percentage of net store and food sales, cost of sales—store and food increased to 23.4 percent for the 13 weeks ended June 29, 2002 from 21.7 percent for the 13 weeks ended June 30, 2001. This increase was primarily due to the Company's Wal-Mart locations. Cost of sales associated with the Company's traditional store locations remained relatively consistent, increasing 0.8 percentage points as a percent of sales from the 13 weeks ended June 30, 2001 to the 13 weeks ended June 29, 2002. This increase was principally due to a shift in product mix.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs increased $584,000, or 3.3 percent, to $18.4 million for the 13 weeks ended June 29, 2002 from $17.8 million for the 13 weeks ended June 30, 2001. The increase was primarily due to the 20 Pretzel Time stores acquired on December 29, 2001 from Mrs. Fields' Holding and the 54 Wal-Mart locations opened in mid-to-late 2001. Selling and store occupancy costs increased from 62.5 percent of sales for the 2001 13 week period to 66.2 percent of sales for the 2002 13 week period. This increase was due to the increase in selling and store occupancy costs associated with the Wal-Mart locations where selling and store occupancy costs were 92.8 percent of sales. At the other Company owned store locations, selling and occupancy costs for the 2002 13 week period were 64.9 percent of sales compared to 62.5 percent for the 2001 13 week period due to an increase in rent and occupancy expense and other store and selling expense.

        Labor costs associated with the traditional locations decreased from 29.8 percent of sales for the 2001 13 week period to 29.6 percent of sales for the 2002 13 week period as a result tightening staffing levels offset by an increase in labor rates. Rent and occupancy costs were negatively affected, reflecting the difficulty in obtaining leverage of occupancy costs on lower sales volume. Rent and occupancy costs for the traditional locations were 25.6 percent of sales for the 2002 13 week period compared to 23.9 percent for the prior year 13 week period for these non-Wal-Mart locations.

        Other store and selling expenses for the non-Wal-Mart locations increased 0.9 percentage points as a percent of net store and food sales to 9.7 percent of sales for the 13 week period ended June 29, 2002 from 8.8 percent of sales for the 13 week period ended June 30, 2001.

        Franchising and Licensing Revenues.    Franchising and licensing revenues for the 13 weeks ended June 29, 2002 experienced a decrease of $43,000 or 0.7 percent compared to the 13 weeks ended June 30, 2001.

        Franchising revenues remained flat at $6.0 million for the 13 weeks ended June 29, 2002 and June 30, 2001. This was in spite of an increase in initial franchise fees of $223,000 resulting from the sale of 21 corporate stores to franchisees during the 13 weeks ended June 29, 2002 which was offset by lower royalty income as franchisees continue to experience the same economic and traffic pressures as the Company.

        Licensing and other revenues decreased $104,000, or 16.4 percent, to $527,000 for the 13 weeks ended June 29, 2002 from $631,000 in the 13 weeks ended June 30, 2001. This decrease is principally due to a reduction in licensing revenues from international territorial licenses and non-traditional domestic licensing revenues.

        Franchising and Licensing Expense.    Franchising and licensing expense decreased $152,000, or 7.5 percent, to $1.9 million for the 13 week period ended June 29, 2002 from $2.0 million for the 13 week period ended June 30, 2001. The decrease was principally due to a decrease in administrative costs.

        Mail Order Sales.    Total mail order revenue increased $56,000, or 2.4 percent, to $2.4 million for the 13 weeks ended June 29, 2002 from $2.3 million for the 13 weeks ended June 30, 2001. Mail order revenue consists of sales through the Company's catalog and e-tailing web-site. The increase was primarily due to a $180,000 increase in mail order catalog and e-tailing sales, which was partially offset by a decrease of approximately $130,000 in product sales to the airline travel industry as a result of lower airline travel post-September 11.

        Mail Order Expense.    Mail order expenses increased $181,000 or 13.8 percent from the 13 weeks ended June 30, 2001 of $1.3 million to $1.5 million for the 13 weeks ended June 29, 2002. Net contribution for mail order decreased from 43.1 percent of sales for the 13 weeks ended June 30, 2001 to 36.7 percent of sales as a result of a 5.2 percent increase in cost of sales, and an increase in labor costs.

        Management Fee Revenue.    Management fee revenue for the 13 weeks ended June 29, 2002 was $2.6 million compared to $3.1 million for the 13 weeks ended June 30, 2001, a decrease of $500,000. The decrease is due to an increase in the retention amount of the Management Fee during the 13 weeks ended June 29, 2002 under the TCBY Management Agreement.

        Other Operating Revenue.    Other operating revenue for the 13 weeks ended June 29, 2002 is principally due to amounts received under the Company's business interruption insurance policy for the loss of the Company's World Trade Center location and other locations affected as a result of the events of September 11, 2001.

        General and Administrative, and Other Expenses.    General and administrative expenses increased $1.4 million, or 15.8 percent, to $10.0 million for the 13 weeks ended June 29, 2002 from $8.6 million for the 13 weeks ended June 30, 2001. The increase in general and administrative expenses is principally due to an approximate $690,000 increase in advertising and marketing costs associated with store operations, franchising, mail order and licensing, an increase of $255,000 for additional staffing, relocation, and travel costs incurred for operations and supervision of the corporate stores and franchised locations, increased general and administrative costs of $192,000 for payroll and employee costs and $310,000 for legal and professional costs.

        Store Closure Provision.    Store closure provision increased $147,000 from a reversal of $109,000 for the 13 weeks ended June 30, 2001 to a provision of $38,000 for the 13 weeks ended June 29, 2002 as the Company added additional reserves for stores identified for closure during the period.

        Impairment—Wal-Mart.    During the 13 weeks ended June 29, 2002, the Company recorded an impairment of $5.3 million to write down the assets associated with the Company's Wal-Mart locations to their estimated realizable value based upon current and historical operating trends of these locations. Management is currently, strategizing and in discussions with Wal-Mart to obtain releases from these locations or other solutions to eliminate or minimize the operating losses. Management expects to incur future operating losses from the Wal-Mart locations. In addition, management expects to incur significant additional costs associated with the closing and exiting from these locations. However, since management has not completed identification of its plan, these costs are not estimable.

        Depreciation and Amortization Expense.    Total depreciation expense increased by $525,000 or 18.1 percent, to $3.4 million for the 13 weeks ended June 29, 2002 from $2.9 million for the 13 weeks ended June 30, 2001. This increase was principally due to depreciation associated with the Wal-Mart locations.

        Total amortization expense decreased by $3.2 million. This decrease was principally the result of ceasing amortization, effective December 30, 2001, of goodwill upon adoption of SFAS No. 142, which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements.

        Interest Expense, Net.    Interest expense, net for the 13 weeks ended June 29, 2002 was comparable to the 13 weeks ended June 30, 2001 at $4.3 million for both periods.

        Other, Net.    Other income and other items increased $163,000 for the 13 weeks ended June 29, 2002 from $79,000 for the period ended June 30, 2001. The increase in other income was the result of a net gain on 21 stores sold to franchisees.

26 Weeks Ended June 29, 2002 Compared to the 26 Weeks Ended June 30, 2001

        Income From Operations—Overview.    During the 26 week period ended June 29, 2002, the Company incurred a loss from operations of $2.6 million compared to income from operations for the same prior year 26 week period ended June 30, 2001 of $1.2 million. This represented a decrease in operating income of $3.8 million over the same 26 week period for 2001. This decrease in operating income is in part due to a $5.3 million non-cash charge recorded for an asset impairment for the Company's Wal-Mart locations, and negative contribution generated by the Wal-Mart locations of $1.0 million, offset by a reduction in amortization of goodwill and intangibles as discussed below, the receipt of $1.6 million of a business interruption claim resulting from the events of September 11, 2001, an improvement in the contribution from non-store businesses offset by a decrease in store contribution and increased general and administrative expense.

        Store contribution for the 2002 26 week period decreased $3.2 million or 31.5 percent from $10.2 million for the 2001 26 week period to $7.0 million. The decrease resulted from the sale of 36 corporate owned stores to franchisees during the 26 weeks ended June 29, 2002, a $1.0 million loss incurred at the Company's 54 Wal-Mart locations for the 2002 26 week period, which were not open in the same period of 2001.

        Sales and operating performance of the Wal-Mart locations continue to fall below original expectations. Management is currently strategizing and in discussions with Wal-Mart to bring profitability to these stores or to exit from the Wal-Mart locations. Sales on a unit week average (UWA) basis of the Wal-Mart locations for the 2002 26 week period were $1,821 compared to $5,282 UWA sales for other Company owned store locations. The Wal-Mart locations represent 11.8 percent of the Company's 26 weeks 2002 total unit weeks.

        The impact of the recession continues to put pressure on same store comparable sales for the 2002 26 week period of 1.7 percent compared to a 0.8 percent decrease in same store comparable sales for the 2001 26 week period.

        Company Owned and Franchised or Licensed Store Activity.    As of June 29, 2002, there were 426 Company owned stores and 966 franchised or licensed stores in operation. The store activity for the 26 weeks ended June 29, 2002 and June 30, 2001 is summarized as follows:

	June 29, 2002		June 30, 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the period	463	990	420	951
Stores opened (including relocations and acquisitions)	10	30	9	36
Stores closed (including relocations)	(26)	(75)	(15)	(40)
Stores sold to franchisees	(32)	32	(4)	4
Stores acquired from franchisees	11	(11)	4	(4)

Stores open as of the end of the period	426	966	414	947

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, remained static at $58.7 million for the 26 weeks ended June 29, 2002 and June 30, 2001. The static nature of the sales was the result of a 1.7 percent decrease or $872,000 in same store comparable sales and a reduction of 598 fewer store unit weeks (excluding the Wal-Mart locations), resulting in a sales shortfall of $2.7 million. This decrease was offset by sales of $2.6 million generated through the Company's 54 Wal-Mart locations, which opened in mid-to-late 2001, and a 1.8 percent increase in UWA sales at our traditional locations or $1.0 million.

        Store Operations:    The following table outlines the performance of the Company's store operations and segregates the performance of the Wal-Mart locations for the 26 weeks. There was no significant activity from the Wal-Mart locations during the 26 weeks ended June 30, 2001.

	26 Weeks Ended
	June 29, 2002						June 30, 2001
	Wal-Mart	% sales	Traditional stores	% sales	Total stores	% sales	Total stores	% sales
	(dollars in thousands, excluding UWA sales)
Sales	$2,573		$55,803		$58,376		$58,284
Cost of sales	1,113	43.3	12,647	22.7	13,760	23.6	12,832	22.0
Selling and store occupancy costs	2,456	95.5	35,183	63.0	37,639	64.5	35,365	60.7

Contribution	$(996)	(38.7)	$7,973	14.3	$6,977	12.0	$10,087	17.3

Unit weeks	1,413		10,564		11,977		11,162
UWA sales	$1,821		$5,282		$4,874		$5,222

        Cost of Sales—Store and Food—(Stores only).    Cost of sales for the 26 weeks ended June 29, 2002 increased $928,000 or 7.2 percent from the prior year 26 week period. As a percentage of net store and food sales, cost of sales—store and food increased to 23.6 percent for the 26 weeks ended June 29, 2002 from 22.0 percent for the 26 weeks ended June 30, 2001. This increase was primarily due to the Company's Wal-Mart locations. Cost of sales associated with the Company's traditional store locations remained relatively consistent, increasing 0.7 percentage points as a percent of sales from the 26 weeks ended June 30, 2001 to the 26 weeks ended June 29, 2002. This increase was principally due to a shift in product mix.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs increased $2.3 million, or 6.4 percent, to $37.6 million for the 26 weeks ended June 29, 2002 from $35.4 million for the 26 weeks ended June 30, 2001. The increase was primarily due to the 20 Pretzel Time stores acquired on December 29, 2001 and the 54 Wal-Mart locations opened in mid-to-late 2001. Selling and store occupancy costs increased from 60.7 percent of sales from the 2001 26 week period to 64.5 percent of sales for the 2002 26 week period. This increase was due to the increase in selling and store occupancy costs associated with the Wal-Mart locations where selling and store occupancy costs were 95.5 percent of sales. At the other Company owned store locations, selling and occupancy costs for the 2002 26 week period were 63.0 percent of sales compared to 60.7 percent for the 2001 26 week period. This increase was due to increases in labor, rent, and occupancy and other store and selling expense.

        Labor costs associated with the traditional locations remained consistent at 29.2 percent of sales for the 2002 26 week period compared to 29.0 percent of sales for the 2001 26 week period as a result of tightening staffing levels. Rent and occupancy costs were negatively affected, reflecting the difficulty in obtaining leverage of occupancy costs on lower sales volume. Rent and occupancy costs were 24.6 percent of sales for the 2002 26 week period compared to 23.4 percent of sales for the prior year 26 week period for these non-Wal-Mart locations.

        Other store and selling expenses for the non-Wal-Mart locations increased 0.6 percentage points as a percent of net store and food sales to 9.2 percent of sales for the 26 week period ended June 29, 2002 from 8.6 percent of sales for the 26 week period ended June 30, 2001.

        Franchising and Licensing Revenues.    Franchising and licensing revenues for the 26 weeks ended June 29, 2002 experienced an increase of $645,000 or 4.4 percent compared to the 26 weeks ended June 30, 2001. Franchising revenues increased 4.2 percent, or $487,000 to $12.0 million for the 26 week period ended June 29, 2002 from $11.6 million for the 26 week period ended June 30, 2001.

        The increase in franchising revenues is primarily attributable to a $614,000 increase in initial franchise fees earned primarily from the franchising of 36 Company owned stores during the 26 weeks ended June 29, 2002, which was offset by lower royalty income as franchisees continue to experience the same economic and traffic pressures as the Company.

        Licensing and other revenues increased $254,000, or 8.2 percent, to $3.3 million for the 26 weeks ended June 29, 2002 from $3.1 million in the 26 weeks ended June 30, 2001. During the 2002 26 week period, the Company sold recipes to a national manufacturer of cookies to be distributed and sold through institutional and food service channels. Revenues recognized from the sale of these recipes in 2002 were $1.6 million. During the 2001 26 week period, the Company sold recipes to the same manufacturer for the sale and distribution of associated Mrs. Fields branded baked products through specified retail and geographic locations resulting in revenues of $950,000. Royalty revenues from the latter recipe sale for the 26 week period ended June 29, 2002 were $1.0 million compared to $1.4 million for the 26 week period ended June 30, 2001. This decrease is due to initial orders to fill the pipeline in this channel in the first quarter of 2001 that did not repeat in 2002.

        Franchising and Licensing Expense.    Franchising and licensing expense remained consistent at $3.7 million for the 26 week period ended June 29, 2002 and June 30, 2001.

        Mail Order Sales.    Total mail order revenue increased $296,000, or 6.9 percent, to $4.6 million for the 26 weeks ended June 29, 2002 from $4.3 million for the 26 weeks ended June 30, 2001. Mail order revenue consists of sales through the Company's catalog and e-tailing web-site. The increase was primarily due to an increase in mail order catalog and e-tailing sales of $551,000, which was partially offset by a decrease of approximately $254,000 in product sales to the airline travel industry as a result of lower airline travel post-September 11.

        Mail Order Expense.    Mail order expenses were comparable for the 26 weeks ended June 29, 2002 to the 26 weeks ended June 30, 2001 at $2.5 million. Cost of sales, as a percent of sales decreased to 36.7 percent for the 26 weeks ended June 29, 2002 from 37.2 percent for the 26 weeks ended June 30, 2001. Net contribution for Mail order increased $237,000, or 13.1 percent, for the 26 week period ended June 29, 2002 compared to the same prior year period.

        Management Fee Revenue.    Management fee revenue for the 26 weeks ended June 29, 2002 was $5.9 million compared to $6.3 million for the 26 weeks ended June 30, 2001, a decrease of $385,000. The decrease is primarily due to an increase in the retention amount of the Management Fee during the 26 weeks ended June 29, 2002 under the TCBY Management Agreement.

        Other Operating Revenue.    Other operating revenue for the 26 weeks ended June 29, 2002 is principally due to amounts received under the Company's business interruption insurance policy for the loss of the Company's World Trade Center location and other locations affected as a result of the events of September 11, 2001.

        General and Administrative, and Other Expenses.    General and administrative expenses increased $2.6 million, or 16.1 percent, to $19.0 million for the 26 weeks ended June 29, 2002 from $16.4 million for the 26 weeks ended June 30, 2001. The increase in general and administrative expenses is principally due to an approximate $1.2 million increase in advertising and marketing costs associated with store operations, mail order, and franchising and licensing, an increase of $420,000 for additional staffing, relocation, and travel costs incurred for operations and supervision of the corporate stores and franchised locations, an increase of $595,000 related to payroll and employee benefits, an increase of $110,000 related to professional and legal fees, and increases in other general and administrative costs.

        Store Closure Provision.    Store closure provision increased $140,000 from a reversal of $102,000 for the 26 weeks ended June 30, 2001 to a provision of $38,000 for the 26 weeks ended June 29, 2002 as the Company added additional reserves for stores identified for closure during the period.

        Impairment—Wal-Mart.    During the 26 weeks ended June 29, 2002, the Company recorded an impairment of $5.3 million to write down the assets associated with the Company's Wal-Mart locations to their estimated realizable value based upon current and historical operating trends of these locations. Management is currently, strategizing and in discussions with Wal-Mart to obtain releases from these locations or other solutions to eliminate or minimize the operating losses from these locations. Management expects to incur future operating losses from the Wal-Mart locations. In addition, management expects to incur significant additional costs associated with the closing and exiting from these locations. However, since management has not completed identification of its plan, these costs are not estimable.

        Depreciation and Amortization Expense.    Total depreciation expense increased by $523,000 or 9.8 percent, to $5.8 million for the 26 weeks ended June 29, 2002 from $5.3 million for the 26 weeks ended June 30, 2001. This increase was principally due to depreciation associated with the Wal-Mart locations offset by a reduction in depreciation expense associated with stores sold to franchisees.

        Total amortization expense decreased by $5.8 million. This decrease was principally the result of ceasing amortization, effective December 30, 2001, of goodwill upon adoption of SFAS No. 142, which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements.

        Interest Expense, Net.    Interest expense, net for the 26 weeks ended June 29, 2002 was comparable to the 26 weeks ended June 30, 2001 at $8.7 million for both periods.

        Other, Net.    Other expenses and other items changed $188,000 to a $97,000 expense for the 26 weeks ended June 29, 2002 from $91,000 of income for the period ended June 30, 2001. The increase in other expense was the result of a net gain on 36 stores sold to franchisees.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, sale of Company owned stores, cash on hand, and available borrowings under its existing revolving credit facility. Cash flows from asset sales are subject to indenture restrictions. Asset sale proceeds are required to be used in specified ways for payment of debt and permitted investment. At June 29, 2002, the Company had $1.8 million of unrestricted cash and cash equivalents and bank borrowings under the line of credit of $8.8 million. The maximum availability under the Company's reducing credit facility is currently $10.0 million and will decrease to $7.0 million on August 31, 2002, $6.0 million on September 30, 2002, and $4.0 million on January 31, 2003. The terms of the Company's indenture governing its outstanding senior notes limited the Company's ability to borrow under any credit facility to a total of $10.5 million at June 29, 2002. At June 29, 2002, the Company also had standby letters of credit totaling $1.3 million outstanding, all of which were scheduled to mature prior to March 31, 2003. Capricorn Investors III, L.P. ("Capricorn III"), one of Famous Brands' principal stockholders, has guaranteed up to the lesser of $3.5 million and 50.0 percent of the aggregate amount of the Company's revolving credit facility.

        Mrs. Fields' operations were negatively impacted by the recession that began to affect the Company's results in the second quarter of 2001 and have been further impacted by the events of September 11, 2001. Additionally, the Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $20.1 million at June 29, 2002. For the 26 weeks ended June 29, 2002, approximately $13.0 million of such net losses were the result of non-cash expenses, including depreciation and amortization of intangible assets and debt issuance costs, as well as, asset impairment on Wal-Mart locations.

        During 2002, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements and other general corporate purposes. The Company expects to expend approximately $6.2 million for capital expenditures in fiscal year 2002 of which approximately $3.0 million will be used for the construction of new stores, $1.9 million will be used to remodel existing stores and $1.3 million will be used for other non-store capital expenditures. Approximately $1.1 million of these expenditures for new store construction have been identified for possible sale to franchisees. In addition to its regular monthly debt service and the step down in the credit facility discussed above, the Company has a semi-annual interest payment on its long-term notes of $7.1 million due December 1, 2002. Additionally, Mrs. Fields' Holding has $28.0 million of 14.0 percent Senior Secured Discount Notes that will require semi-annual cash interest payments of $1.9 million commencing June 1, 2003. The 14.0 percent Senior Secured Discount Notes are secured by all of the Company's common stock. These 14.0 percent Senior Secured Discount Notes mature August 2005 and the Company's 10 1/8 percent Senior Notes of $140.0 million mature November 2004. Management anticipates that these cash requirements will be funded with cash generated from operating activities, the sale of Company owned stores, and short-term borrowings under its credit and lease facilities as needed. Management is negotiating to replace the current reducing credit facility with a non-reducing facility at the maximum level allowed under the indentures. If the Company is unable to replace the current reducing credit facility, the Company may be unable to meet anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term basis without asset sales, the timing and probability of which cannot be predicted. There can be no assurance that the Company will be successful in negotiating the replacement of the current reducing credit facility.

        The Company is in compliance with its covenants underlying its revolving credit facility and 10 1/8 percent Senior Notes at June 29, 2002. Mrs. Fields' Holding is in compliance with its covenants underlying its 14.0 percent Senior Secured Discount Notes at June 29, 2002.

June 29, 2002 Compared to December 29, 2001

        As of June 29, 2002, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $7.7 million, a decrease of 26.5 percent, or $2.8 million, from December 29, 2001 when liquid assets were $10.5 million. Current assets decreased by $4.0 million, or 23.4 percent, to $13.2 million at June 29, 2002 from $17.2 million at December 29, 2001. This decrease was primarily the result of a decrease in cash and cash equivalents, amounts due from franchisees and licensees, inventories, and assets held for sale that were sold to franchisees in 2002. This decrease was offset by an increase in accounts receivable, amounts due from affiliates and prepaid rents. Long-term assets decreased $13.3 million, or 8.4 percent, to $145.8 million at June 29, 2002 from $159.1 million at December 29, 2001. This decrease was in part due to a $5.3 million write down of the carrying value of the long-term assets of the Company's Wal-Mart locations. In addition, this decrease was the result of recurring depreciation and amortization of property and equipment, intangibles, and deferred loan costs and the sale of Company owned stores offset by amounts due from affiliates associated with the Management Fee retention amount.

        Current liabilities decreased by $5.7 million, or 14.4 percent, to $33.9 million at June 29, 2002 from $39.6 million at December 29, 2001. This decrease is primarily due to a decrease in accounts payable, accrued liabilities, and sales tax payable, which was partially offset by an increase in bank borrowings under the line of credit and accrued salaries, wages, and benefits.

        The Company's working capital deficit decreased by $1.6 million, or 7.4 percent, to a deficit of $20.8 million at June 29, 2002 from a deficit of $22.4 million at December 29, 2001, for the reasons described above.

        The Company utilized $2.5 million of cash for operating activities during the 26 weeks ended June 29, 2002, primarily from reducing accounts payable. The Company generated $1.4 million of cash from investing activities during the 26 weeks ended June 29, 2002, primarily from proceeds relating to franchising 36 Company owned stores, which was partially offset by capital expenditures. The Company utilized $435,000 of cash for financing activities during the 26 weeks ended June 29, 2002, principally due to payments on long-term debt and capital leases offset by increased borrowing under the Company's line of credit and drafts in transit in excess of borrowing availability.

        The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce its working capital. During the 26 weeks ended June 29, 2002 and June 30, 2001, the Company expended cash of $4.0 million and $5.2 million, respectively, for capital assets.

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

        Capricorn Investors III, L.P., one of Famous Brand's financial stockholders, has provided the lender of the Company's line of credit a guarantee of up to the lesser amount of $3.5 million and 50.0 percent of the aggregate amount of such lender's funding commitment.

        Impairment of Long-lived Assets.    The Company reviews its long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset are not sufficient to recover the remaining book value of the asset, the Company is required to write down the value of the asset. In evaluating whether the asset will generate sufficient cash flow to recover its book value, the Company estimates the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making its estimate, the Company considers the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level and the length of time that it expects to retain the asset.

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

        Store Closure Reserve.    The Company will periodically close under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure, it records a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by Mrs. Fields' ability to settle with the landlord for amounts less than the amount reserved and the timing of the settlement payments agreed to in the settlement.

        Implementation of Recent Accounting Pronouncements.    In 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142. These pronouncements require a valuation of the intangible assets associated with its various operating segments. To the extent that the fair value associated with the intangible asset is less than the recorded value, Mrs. Fields will be required to write down the value of the related intangible asset. The valuation of the intangible assets will be affected by, among other things, the Company's business plan for the future, its estimated results of future operations and the comparable companies that are used to value its intangible assets. Changes in Mrs. Fields' business plan or operating results that are different than the projections used to develop the valuation of its intangible assets will have an impact on the valuation of its intangible assets. Also, the decision to use one company vs. another company as a benchmark may have an impact on the valuation of its intangible assets.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company has not yet assessed the impact of SFAS No. 145 on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities". SFAS No. 146 is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on our financial statements.

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

Forward-looking Information

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, including payment of the notes and additional funds required for working capital,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees,

  •
  changes in customer traffic, and

  •
  ability to minimize operating losses at the Company's Wal-Mart locations and costs associated with closing and exiting from these locations.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Forms 8-K

        On April 26, 2002, Mrs. Fields' Original Cookies, Inc. filed a current report on Form 8-K under item 4 regarding the change in registrant's certifying accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.

/s/ LARRY A. HODGES Larry A. Hodges, President and CEO	August 13, 2002 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Senior Vice President and CFO (Chief Financial and Principal Accounting Officer)	August 13, 2002 Date