Form 10-Q
period 2002-09-28
MRS FIELDS ORIGINAL COOKIES INC
filed 2002-11-08
CIK 1043482

Use these links to rapidly review the document
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 28, 2002
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

Yes ☒    No ☐

        The registrant had 400 shares of common stock, $0.01 par value, outstanding at November 1, 2002.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands)

ASSETS

	September 28, 2002	December 29, 2001
CURRENT ASSETS:
Cash and cash equivalents	$2,132	$3,503
Accounts receivable, net of allowance for doubtful accounts of $50 and $61, respectively	2,224	2,513
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $957 and $1,083, respectively	3,093	4,584
Amounts due from affiliates	303	552
Inventories	3,298	3,987
Prepaid rent and other	716	399
Assets held for sale	—	1,664

Total current assets	11,766	17,202

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	35,583	42,205
Equipment and fixtures	29,086	29,091
Land	240	240

	64,909	71,536
Less accumulated depreciation and amortization	(41,750)	(36,943)

Net property and equipment	23,159	34,593

GOODWILL, net	64,114	105,513
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $7,579 and $6,728, respectively	11,082	12,627
DEFERRED LOAN COSTS, net of accumulated amortization of $10,975 and $9,263, respectively	4,233	5,945
AMOUNTS DUE FROM AFFILIATES	1,500	—
OTHER ASSETS	602	457

	$116,456	$176,337

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	September 28, 2002	December 29, 2001
CURRENT LIABILITIES:
Current portion of long-term debt	$1,829	$1,715
Current portion of capital lease obligations	441	850
Accounts payable	9,287	16,296
Bank borrowings under line of credit	7,107	8,990
Accrued liabilities	2,992	3,152
Current portion of store closure reserve	724	1,182
Accrued salaries, wages and benefits	4,990	4,219
Accrued interest payable	4,728	1,163
Sales taxes payable	625	1,122
Amounts due to affiliates	831	881
Current portion of deferred revenue	23	73

Total current liabilities	33,577	39,643
LONG-TERM DEBT, net of current portion and discount	140,563	141,849
CAPITAL LEASE OBLIGATIONS, net of current portion	237	559
STORE CLOSURE RESERVE, net of current portion	1,353	1,857
DEFERRED REVENUE, net of current portion	3,781	965

Total liabilities	179,511	184,873

MINORITY INTEREST	7	38

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	63,889	63,889
Accumulated deficit	(126,853)	(72,371)
Accumulated other comprehensive loss	(98)	(92)

Total stockholder's deficit	(63,062)	(8,574)

	$116,456	$176,337

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(Dollars in thousands)

	13 Weeks Ended
	September 28, 2002	September 29, 2001
REVENUES:
Net store and food sales	$27,701	$30,462
Franchising and licensing	7,440	6,797
Mail order	2,065	1,623
Management fee revenue	2,825	3,072
Other operating revenue	11	19

Total revenues	40,042	41,973

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	17,514	18,410
Cost of sales—store and food	6,624	7,360
Franchising and licensing	1,714	1,828
Mail order	1,133	1,026
General and administrative	10,191	10,336
Store closure (reversal) provision	(52)	176
Wal-Mart restructuring costs	2,199	—
Depreciation	1,098	2,909
Amortization—goodwill and intangibles	326	2,816

Total operating costs and expenses	40,747	44,861

Loss from operations	(705)	(2,888)

OTHER EXPENSE, net:
Interest expense, net	(4,325)	(4,392)
Other income (expense), net	1,153	(23)

Total other expense, net	(3,172)	(4,415)

Loss before provision for income taxes and minority interest	(3,877)	(7,303)
Provision for income taxes	(7)	(102)

Loss before minority interest	(3,884)	(7,405)
Minority interest	8	4

Net loss	$(3,876)	$(7,401)

COMPREHENSIVE LOSS:
Net loss	$(3,876)	$(7,401)
Foreign currency translation adjustment	31	(13)

Comprehensive loss	$(3,845)	$(7,414)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(Dollars in thousands)

	39 Weeks Ended
	September 28, 2002	September 29, 2001
REVENUES:
Net store and food sales	$86,397	$89,199
Franchising and licensing	22,828	21,444
Mail order	6,676	5,938
Management fee revenue	8,715	9,347
Other operating revenue	1,731	115

Total revenues	126,347	126,043

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	55,153	53,775
Cost of sales—store and food	20,655	20,565
Franchising and licensing	5,465	5,568
Mail order	3,696	3,530
General and administrative	29,277	26,772
Store closure (reversal) provision	(13)	74
Wal-Mart restructuring costs	7,487	—
Depreciation	6,944	8,233
Amortization—goodwill and intangibles	950	9,229

Total operating costs and expenses	129,614	127,746

Loss from operations	(3,267)	(1,703)

OTHER EXPENSE, net:
Interest expense, net	(13,042)	(13,093)
Other income, net	1,025	64

Total other expense, net	(12,017)	(13,029)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(15,284)	(14,732)
Provision for income taxes	(118)	(115)

Loss before minority interest and cumulative effect of accounting change	(15,402)	(14,847)
Minority interest	32	8

Loss before cumulative effect of accounting change	(15,370)	(14,839)
Loss from cumulative effect of accounting change	(39,111)	—

Net loss	$(54,481)	$(14,839)

COMPREHENSIVE LOSS:
Net loss	$(54,481)	$(14,839)
Foreign currency translation adjustment	(6)	(48)

Comprehensive loss	$(54,487)	$(14,887)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	39 Weeks Ended
	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,481)	$(14,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from cumulative effect of accounting change	39,111	—
Depreciation and amortization	7,894	17,462
Asset write off—Wal-Mart locations	6,969	—
Amortization of deferred loan costs and accretion of loan discount	1,763	1,970
Gain on disposition of assets	(1,102)	(80)
Minority interest	(31)	(23)
Changes in assets and liabilities:
Accounts receivable	289	1,414
Amounts due from franchisees and licensees	1,491	(118)
Amounts due to/from affiliates	(1,301)	475
Inventories	689	999
Prepaid rent and other	(317)	(968)
Other assets	1,519	(646)
Accounts payable	(7,800)	678
Accrued liabilities	(161)	(762)
Store closure reserve	(962)	(945)
Accrued salaries, wages and benefits	771	143
Accrued interest payable	3,565	3,583
Sales taxes payable	(497)	(386)
Deferred revenue	2,766	417

Net cash provided by operating activities	175	8,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,602)	(14,742)
Proceeds from sale of property and equipment	7,108	158

Net cash provided by (used in) investing activities	1,506	(14,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings under line of credit	(1,883)	6,561
Drafts in transit in excess of borrowing availability	791	—
Principal payments on long-term debt	(1,223)	(480)
Principal payments on capital lease obligations	(731)	(742)

Net cash (used in) provided by financing activities	(3,046)	5,339

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(6)	(48)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,371)	(919)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,503	3,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,132	$2,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,323	$7,572

Cash paid for income taxes	$77	$122

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of September 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001 contained in Mrs. Fields' Annual Report on Form 10-K.

        The results of operations for the 13 and 39 weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded. Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc., ("Famous Brands").

(2) RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(3) WAL-MART RESTRUCTURING COSTS

        Based upon historical and current operating trends of the Wal-Mart locations, and to eliminate future operational losses from these locations, management determined to close the Company's stores located within Wal-Mart. The Company negotiated a release from these locations from Wal-Mart effective September 28, 2002. During the 13 weeks and 39 weeks ended September 28, 2002, the Company recorded a non-cash charge of $1.7 million and $7.0 million, respectively, for the write-off of the leasehold improvements and store assets located within Wal-Mart. In addition the Company incurred exit costs of $518,000 associated with loss of inventory and other costs. The Company has no further obligations for these store locations. Management does not anticipate any further costs or charges related to these locations in the future.

(4) RELATED PARTY TRANSACTIONS

        The Company is party to various related party transactions with its parent company, Mrs. Fields' Holding, and with TCBY Holding Company, Inc. and its subsidiaries ("TCBY"), a wholly owned subsidiary of Famous Brands. The intercompany balance due to Mrs. Fields' Holding is principally the amount due under an Assignment and Assumption Agreement entered into on December 29, 2001 for the assignment of 20 Pretzel Time stores formerly owned and operated by Mrs. Fields' Holding.

        Amounts receivable from TCBY primarily represent amounts receivable under a management agreement, with the retention amount receivable classified as long-term, and amounts receivable under a license agreement with TCBY for the sale and distribution by TCBY of Mrs. Fields branded premium ice cream.

        Amounts due to Riverport Equipment and Distribution Company ("Riverport"), a subsidiary of TCBY, are for purchases of supplies and equipment used in the Company owned and operated stores.

        Amounts due to/from affiliates and the Company's minority owned subsidiary as of September 28, 2002 and December 29, 2001 are as follows (in thousands):

	September 28, 2002	December 29, 2001
Amounts due from affiliates:
UVEST—minority interest subsidiary	$157	$131
Riverport	—	406
TCBY	146	15

	303	552
TCBY—retention amount, long-term	1,500	—

	$1,803	$552

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$426	$607
Mrs. Fields' Holding	273	274
Riverport	132	—

	$831	$881

        Capricorn Investors III, L.P., a stockholder of Famous Brands, has provided the lender of the Company's line of credit a guarantee of the lesser amount of $3.5 million or 50.0 percent of the aggregate amount of such lender's funding commitment.

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

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve accordingly. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision (reversal) in the statement of operations. As of September 28, 2002, the remaining store closure reserve was $2.1 million.

  Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve during the 39 weeks ended September 28, 2002 and September 29, 2001 (in thousands):

	Mrs. Fields, Inc. and Original Cookie Co		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated To Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Total Business Combinations and Company Owned Stores
Balance, December 29, 2001	$515	$1,348	$318	$202	$549	$—	$75	$32	$1,457	$1,582	$3,039
Utilization for the 39 weeks ended September 28, 2002	(151)	(382)	(43)	(90)	(183)	—	(21)	(21)	(398)	(493)	(891)
Additional reserves (reversal) for continuing Company owned and franchised stores targeted for closure	4	(3)	—	(64)	—	—	—	(8)	4	(75)	(71)

Balance, September 28, 2002	$368	$963	$275	$48	$366	$—	$54	$3	$1,063	$1,014	$2,077

Balance, December 30, 2000	$863	$1,219	$424	$85	$1,113	$—	$75	$—	$2,475	$1,304	$3,779
Reversal during the 39 weeks ended September 29, 2001	(280)	(60)	(12)	(5)	(158)	—	—	—	(450)	(65)	(515)
Utilization for the 39 weeks ended September 29, 2001	(238)	(377)	(84)	(44)	(219)	—	(21)	(45)	(562)	(466)	(1,028)
Additional reserves for continuing Company owned and franchised stores targeted for closure	118	364	6	1	—	—	28	81	152	446	598

Balance, September 29, 2001	$463	$1,146	$334	$37	$736	$—	$82	$36	$1,615	$1,219	$2,834

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

	Company Owned Stores	Franchising	Licensing and Other	Mail Order	Total
13 weeks ended September 28, 2002
Revenue	$27,701	$6,312	$1,128	$2,065	$37,206
Contribution margin	3,563	4,598	1,128	932	10,221
13 weeks ended September 29, 2001
Revenue	$30,462	$6,043	$754	$1,623	$38,882
Contribution margin	4,692	4,215	754	597	10,258
39 weeks ended September 28, 2002
Revenue	$86,397	$18,351	$4,477	$6,676	$115,901
Contribution margin	10,589	12,886	4,477	2,980	30,932
39 weeks ended September 29, 2001
Revenue	$89,199	$17,595	$3,849	$5,938	$116,581
Contribution margin	14,859	12,027	3,849	2,408	33,143

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Contribution margin	$10,221	$10,258	$30,932	$33,143
Management fee revenue	2,825	3,072	8,715	9,347
Other operating revenue	11	19	1,731	115
General and administrative expense	(10,191)	(10,336)	(29,277)	(26,772)

EBITDA(1)	2,866	3,013	12,101	15,833
Store closure reversal (provision)	52	(176)	13	(74)
Wal-Mart restructuring, depreciation and amortization	(3,623)	(5,725)	(15,381)	(17,462)
Interest expense, net	(4,325)	(4,392)	(13,042)	(13,093)
Other income (expense), net	1,154	(121)	939	(43)

Loss before cumulative effect of accounting change	(3,876)	(7,401)	(15,370)	(14,839)
Loss from cumulative effect of accounting change	—	—	(39,111)	—

Net loss	$(3,876)	$(7,401)	$(54,481)	$(14,839)

(1)
EBITDA consists of earnings before store closure reversal (provision), impairment and restructuring costs, depreciation, amortization, interest, income taxes, minority interest, other income or expense and cumulative effect of accounting change. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt. EBITDA may not be comparable to other similarly titled measures.

        The assets of the Company primarily relate to Company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

        The Company has one licensee, Nonni's Food Company, Inc. ("Nonni's"), that accounted for $236,000 and $2.9 million, 20.9 percent and 64.8 percent, of the revenue of the licensing and other business segment for the 13 and 39 weeks ended September 28, 2002, respectively, and $313,000 and $2.7 million, 41.5 percent and 70.1 percent, of the revenue of the licensing and other business segment for the 13 and 39 weeks ended September 29, 2001, respectively. The Company has one customer, Quill Corporation ("Quill"), that accounted for $689,000 and $1.6 million, 33.3 percent and 23.6 percent, of revenue of the mail order business segment for the 13 weeks and 39 weeks ended September 28, 2002, respectively, and $386,000 and $1.1 million, 23.7 percent and 18.2 percent, of the revenues of the mail order business segment for the 13 weeks and 39 weeks ended September 29, 2001, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields' total revenue or any individual segment's revenue. At September 28, 2002, the Company has a receivable of approximately $1.0 million from Nonni's which represents 15.1 percent of the Company's total combined receivables. At September 28, 2002, the Company has deferred revenue of $2.1 million under the Nonni's licensing agreement. This amount will be recognized into income during the fiscal years of 2003 and 2004. Under the license agreement, the Company is allowed to appoint a designate to serve as a director on Nonni's board of directors. Michael Ward, the Company's Senior Vice President and General Counsel, currently serves in that capacity.

(7) TAX SHARING DISTRIBUTION

        The Company and Mrs. Fields' Holding have entered into a tax sharing agreement under the terms of which the Company distributed $300,000 to Mrs. Fields' Holding during the 39 weeks ended September 29, 2001. The Company did not make any tax sharing distributions during the 39 weeks ended September 28, 2002.

(8) ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENT

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other recognized intangible assets. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon the Company's adoption of SFAS No. 142 on December 30, 2001, amortization of current goodwill ceased.

        In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to those reporting units as of the date of adoption. The Company, through an independent appraisal firm, determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The carrying amount of the "corporate owned stores" reporting unit exceeded the fair value of the reporting unit indicating goodwill impairment.

        The Company compared the implied fair value of the "corporate owned stores" reporting unit's goodwill with the carrying amount of its goodwill, both of which are measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. As a result, the Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its "company owned store" reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations and comprehensive loss. Included in "corporate owned stores" assets are recognized assets, tradenames, trademarks, and recipes, whose implied fair values exceed the current carrying value of the assets by approximately $35.0 million. Since, SFAS 142 does not allow for any step up in the carrying value of the assets, the allocated fair value necessitated the $39.1 million reduction in goodwill.

        The following outlines the impact of SFAS 142 on net income as a result of non-amortization of goodwill (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Loss before cumulative effect of accounting change	$(3,876)	$(7,401)	$(15,370)	$(14,839)
Add back: Goodwill amortization	—	2,437	—	7,954

Adjusted loss before cumulative effect of accounting change	(3,876)	(4,964)	(15,370)	(6,885)
Loss from cumulative effect of accounting change	—	—	(39,111)	—

Adjusted net loss	$(3,876)	$(4,964)	$(54,481)	$(6,885)

(9) GOODWILL AND OTHER INTANGIBLES

        The following outlines the Company's goodwill by reporting segment (in thousands):

	Company Owned Stores	Franchising	Licensing and Other	Mail Order	Total
Balance at December 29, 2001	$41,399	$60,403	$1,852	$1,859	$105,513
Goodwill disposed off in connection with store asset sales	(2,288)	—	—	—	(2,288)
Impairment under SFAS 142	(39,111)	—	—	—	(39,111)

Balance at September 28, 2002	$—	$60,403	$1,852	$1,859	$64,114

        Trademarks and other intangible assets are comprised of definite lived assets. Trademarks, tradenames and recipes are amortized over 15 years while franchise license rights and covenants not to compete are amortized over 5-7 years. The following outlines the Company's trademarks and other intangibles as of September 28, 2002 and December 29, 2001 (in thousands):

	September 28, 2002	December 29, 2001
Trademarks and tradenames	$12,000	$12,000
Recipes	4,000	4,000
Licenses and other	2,661	3,355

	18,661	19,355
Accumulated amortization	(7,579)	(6,728)

	$11,082	$12,627

(10) RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees and the associated asset retirement costs. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of SFAS No. 143 on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 39, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 39, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 39, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company has not yet assessed the impact of SFAS No. 145 on the Company's financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company has not yet assessed the impact of SFAS No. 146 on the Company's financial position and results of operations.

(11) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,036	$(6)	$102	$—	$2,132
Accounts receivable, net	2,175	49	—	—	2,224
Amounts due from franchisees and licensees, net	341	2,741	11	—	3,093
Amounts due from affiliates	33,075	—	—	(32,772)	303
Inventories	2,557	741	—	—	3,298
Other current assets	710	—	6	—	716

Total current assets	40,894	3,525	119	(32,772)	11,766
PROPERTY AND EQUIPMENT, net	21,576	1,583	—	—	23,159
INTANGIBLES, net	8,496	66,534	166	—	75,196
INVESTMENT IN SUBSIDIARIES	37,604	1	—	(37,605)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	4,346	489	—	—	4,835

	$114,416	$72,132	$285	$(70,377)	$116,456

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,268	$2	$—	$—	$2,270
Accounts payable and bank borrowings	15,593	791	10	—	16,394
Amounts due to affiliates	1,501	31,307	795	(32,772)	831
Accrued liabilities	13,363	671	48	—	14,082

Total current liabilities	32,725	32,771	853	(32,772)	33,577
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,800	—	—	—	140,800
STORE CLOSURE RESERVE, net of current portion	1,353	—	—	—	1,353
DEFERRED REVENUE, net of current portion	1,500	2,281	—	—	3,781
MINORITY INTEREST	7	—	—	—	7
STOCKHOLDER'S EQUITY (DEFICIT)	(61,969)	37,080	(568)	(37,605)	(63,062)

	$114,416	$72,132	$285	$(70,377)	$116,456

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$27,656	$—	$45	$—	$27,701
Franchising and licensing	2,597	7,376	45	(2,578)	7,440
Mail order	2,065	—	—	—	2,065
Management fee revenue	2,825	—	—	—	2,825
Other operating revenue	11	—	—	—	11

Total revenues	35,154	7,376	90	(2,578)	40,042

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	19,335	—	41	(1,862)	17,514
Cost of sales—store and food	7,512	—	22	(910)	6,624
Franchising and licensing	7	1,707	—	—	1,714
Mail order	1,133	—	—	—	1,133
General and administrative	8,143	1,770	84	194	10,191
Store closure provision (reversal)	(52)	—	—	—	(52)
Wal-Mart restructuring costs	2,199	—	—	—	2,199
Depreciation and amortization	1,004	396	24	—	1,424

Total operating costs and expenses	39,281	3,873	171	(2,578)	40,747

Income (loss) from operations	(4,127)	3,503	(81)	—	(705)

OTHER EXPENSE:
Interest expense, net	(4,270)	(55)	—	—	(4,325)
Other expense, net	1,153	—	—	—	1,153

Total other expense, net	(3,117)	(55)	—	—	(3,172)

Income (loss) before provision for income taxes and minority interest	(7,244)	3,448	(81)	—	(3,877)
Provision for income taxes	(7)	—	—	—	(7)

Income (loss) before minority interest	(7,251)	3,448	(81)	—	(3,884)
Minority interest	8	—	—	—	8

Net income (loss)	$(7,243)	$3,448	$(81)	$—	$(3,876)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$86,246	$—	151	$—	$86,397
Franchising and licensing	7,478	23,530	173	(8,353)	22,828
Mail order	6,676	—	—	—	6,676
Management fee revenue	8,715	—	—	—	8,715
Other operating revenue	1,731	—	—	—	1,731

Total revenues	110,846	23,530	324	(8,353)	126,347

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	60,840	—	143	(5,830)	55,153
Cost of sales—store and food	23,722	—	49	(3,116)	20,655
Franchising and licensing	32	5,433	—	—	5,465
Mail order	3,696	—	—	—	3,696
General and administrative	22,059	6,339	286	593	29,277
Store closure provision (reversal)	(13)	—	—	—	(13)
Wal-Mart restructuring costs	7,487	—	—	—	7,487
Depreciation and amortization	6,737	1,123	34	—	7,894

Total operating costs and expenses	124,560	12,895	512	(8,353)	129,614

Income (loss) from operations	(13,714)	10,635	(188)	—	(3,267)

OTHER EXPENSE:
Interest expense, net	(12,870)	(172)	—	—	(13,042)
Other expense, net	1,056	—	(31)	—	1,025

Total other expense, net	(11,814)	(172)	(31)	—	(12,017)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	(25,528)	10,463	(219)	—	(15,284)
Provision for income taxes	(118)	—	—	—	(118)

Income (loss) before minority interest and cumulative effect of accounting change	(25,646)	10,463	(219)	—	(15,402)
Minority interest	32	—	—	—	32

Income (loss) before cumulative effect of accounting change	(25,614)	10,463	(219)	—	(15,370)
Loss from cumulative effect of accounting change	(39,111)	—	—	—	(39,111)

Net income (loss)	$(64,725)	$10,463	$(219)	$—	$(54,481)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$538	$(388)	$25	$—	$175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,602)	—	—	—	(5,602)
Proceeds from sales of property and equipment	6,651	457	—	—	7,108

Net cash provided by (used in) investing activities	1,049	457	—	—	1,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,899)	(55)	—	—	(1,954)
Bank borrowings and drafts in transit	(1,092)	—	—	—	(1,092)

Net cash provided by (used in) financing activities	(2,991)	(55)	—	—	(3,046)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(6)	—	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,404)	14	19	—	(1,371)
CASH AND CASH EQUIVALENTS, beginning of period	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS, end of period	$2,037	$(7)	$102	$—	$2,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9,311	$12	$—	$—	$9,323

Income taxes paid	$77	$—	$—	$—	$77

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,441	$(21)	$83	$—	$3,503
Accounts receivable, net	2,466	731	—	(684)	2,513
Amounts due from franchisees and licensees, net	849	3,648	87	—	4,584
Amounts due from affiliates	44,750	—	—	(44,198)	552
Inventories	3,302	682	3	—	3,987
Other current assets	2,063	—	—	—	2,063

Total current assets	56,871	5,040	173	(44,882)	17,202
PROPERTY AND EQUIPMENT, net	32,701	1,853	39	—	34,593
INTANGIBLES, net	49,955	67,997	188	—	118,140
INVESTMENT IN SUBSIDIARIES	37,398	1	—	(37,399)	—
OTHER ASSETS	6,360	42	—	—	6,402

	$183,285	$74,933	$400	$(82,281)	$176,337

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,509	$56	$—	$—	$2,565
Accounts payable and bank borrowings	23,705	2,257	8	(684)	25,286
Amounts due to affiliates	608	43,895	576	(44,198)	881
Accrued liabilities	9,686	1,192	33	—	10,911

Total current liabilities	36,508	47,400	617	(44,882)	39,643
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	142,408	—	—	—	142,408
STORE CLOSURE RESERVE, net of current portion	1,857	—	—	—	1,857
DEFERRED REVENUE, net of current portion	50	915	—	—	965
MINORITY INTEREST	38	—	—	—	38
STOCKHOLDER'S EQUITY (DEFICIT)	2,424	26,618	(217)	(37,399)	(8,574)

	$183,285	$74,933	$400	$(82,281)	$176,337

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED SEPTEMBER 29, 2001

(Unaudited)

(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$30,404	$—	$58	$—	$30,462
Franchising and licensing	1,508	6,774	60	(1,545)	6,797
Mail order	1,623	—	—	—	1,623
Management fee revenue	3,086	5	—	—	3,091

Total revenues	36,621	6,779	118	(1,545)	41,973

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	18,650	—	48	(288)	18,410
Cost of sales—store and food	8,614	(11)	14	(1,257)	7,360
Franchising and licensing	—	1,828	—	—	1,828
Mail order	1,026	—	—	—	1,026
General and administrative	6,610	3,564	162	—	10,336
Store closure reversal	176	—	—	—	176
Depreciation and amortization	4,112	1,603	10	—	5,725

Total operating costs and expenses	39,188	6,984	234	(1,545)	44,861

Income (loss) from operations	(2,567)	(205)	(116)	—	(2,888)

OTHER EXPENSE:
Interest expense, net	(4,322)	(70)	—	—	(4,392)
Other expense, net	(23)	—	—	—	(23)

Total other expense, net	(4,345)	(70)	—	—	(4,415)

Income (loss) before provision for income taxes and minority interest	(6,912)	(275)	(116)	—	(7,303)
Provision for income taxes	236	(338)	—	—	(102)

Income (loss) before minority interest	(6,676)	(613)	(116)	—	(7,405)
Minority interest	4	—	—	—	4

Net income (loss)	$(6,672)	$(613)	$(116)	$—	$(7,401)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 39 WEEKS ENDED SEPTEMBER 29, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$89,034	$—	$165	$—	$89,199
Franchising and licensing	4,120	21,437	220	(4,333)	21,444
Mail order	5,938	—	—	—	5,938
Management fee revenue	9,462	—	—	—	9,462

Total revenues	108,554	21,437	385	(4,333)	126,043

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	54,472	—	138	(835)	53,775
Cost of sales—store and food	24,056	(34)	41	(3,498)	20,565
Franchising and licensing	—	5,568	—	—	5,568
Mail order	3,530	—	—	—	3,530
General and administrative	17,598	8,828	346	—	26,772
Store closure reversal	74	—	—	—	74
Depreciation and amortization	12,588	4,809	65	—	17,462

Total operating costs and expenses	112,318	19,171	590	(4,333)	127,746

Income (loss) from operations	(3,764)	2,266	(205)	—	(1,703)

OTHER EXPENSE:
Interest expense, net	(12,895)	(198)	—	—	(13,093)
Other expense, net	64	—	—	—	64

Total other expense, net	(12,831)	(198)	—	—	(13,029)

Income (loss) before provision for income taxes and minority interest	(16,595)	2,068	(205)	—	(14,732)
Provision for income taxes	223	(338)	—	—	(115)

Income (loss) before minority interest	(16,372)	1,730	(205)	—	(14,847)
Minority interest	8	—	—	—	8

Net income (loss)	$(16,364)	$1,730	$(205)	$—	$(14,839)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED SEPTEMBER 29, 2001

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,072	$263	$(124)	$163	$8,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,742)	—	—	—	(14,742)
Proceeds from asset sales	158	—	—	—	158

Net cash provided by (used in) investing activities	(14,584)	—	—	—	(14,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,578)	356	—	—	(1,222)
Payment of debt financing costs	—	—	—	—	—
Bank borrowings under line of credit	7,180	(619)	—	—	6,561
Tax sharing distribution to Mrs. Fields' Holding	—	—	—	—	—

Net cash provided by (used in) financing activities	5,602	(263)	—	—	5,339

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(48)	—	(48)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(910)	—	(172)	163	(919)
CASH AND CASH EQUIVALENTS, beginning of period	3,426	—	248	(163)	3,511

CASH AND CASH EQUIVALENTS, end of period	$2,516	$—	$76	$—	$2,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,549	$23	$—	$—	$7,572

Income taxes paid	$46	$76	$—	$—	$122

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, including debt service on the senior notes and additional funds required for working capital,

  •
  the current negative stockholder's equity and the ability to solicit new franchisees,

  •
  the ability to sell company-owned stores to franchisees,

  •
  the ability to refinance the line of credit,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees, and

  •
  changes in customer traffic

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

        Mrs. Fields primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of September 28, 2002, Mrs. Fields owned and operated 124 Mrs. Fields Cookies stores, 30 Original Cookie Company stores, 75 Great American Cookies stores, 25 Hot Sam Pretzels stores, 88 Pretzel Time stores, 5 Pretzelmaker stores, and 19 Bakery Cookie Cafes in the United States. Additionally, Mrs. Fields has franchised or licensed 884 stores in the United States and 74 stores in several other countries.

        During mid-to-late 2001 and early 2002, the Company opened 57 company-owned stores in Wal-Mart locations. Sales and operating performance at the Wal-Mart locations did not meet expectations. Based upon the operating trends of the Wal-Mart locations, and to eliminate future operational losses from these locations, management determined to close the Company's stores located within Wal-Mart. The Company negotiated a release from these locations from Wal-Mart effective September 28, 2002. During the 13 weeks and 39 weeks ended September 28, 2002, the Company recorded a non-cash charge of $1.7 million and $7.0 million, respectively, for the write-off of the leasehold improvements and store assets located within Wal-Mart. In addition the Company incurred exit costs of $518,000 associated with loss of inventory and other costs. The Company has no further obligations for these store locations. Management does not anticipate any further costs or charges related to these locations in the future.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon the Company's adoption of SFAS No. 142 on December 30, 2001, amortization of current goodwill ceased.

        As a result of the transitional goodwill impairment evaluation, the Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its "company owned stores" reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

        The impact of the restructuring and impairment charges of $7.5 million associated with Wal-Mart, the write-off of goodwill of $39.1 million from the implementation of SFAS 142, and depreciation and amortization expense of $24.2 million for the year ended December 29, 2001 and $7.9 million for the 39 weeks ended September 28, 2002 have negatively impacted stockholder's equity, resulting in stockholder's deficit of $63.1 million at September 28, 2002. The Company's stockholder's deficit may limit its ability to obtain new franchisees in certain states that require a minimum positive stockholder's equity to offer franchises. Certain other states may require the deferral of the initial franchise fee payment until the franchised store opens.

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

        Mrs. Fields has entered into a management agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, ("TCBY Systems"), a wholly owned indirect subsidiary of TCBY, pursuant to which Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY in exchange for a management fee ("Management Fee") paid by TCBY Systems semi-monthly. Revenue generated from the Management Fee is reported under the caption "Management fee revenue" in the Condensed Consolidated Statements of Operations and Comprehensive Loss. On August 31, 2001, the Management Agreement was amended to provide for the retention of certain amounts payable and the release of such amounts based upon compliance with a ratio test included in a TCBY Systems' credit facility and that the payment of Management Fee and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY Systems. Included in amounts due from affiliates and deferred revenue on the Condensed Consolidated Balance Sheet as of September 28, 2002, is $1.5 million related to such retention amount.

        TCBY currently is negotiating to sell its dairy processing plant subsidiary to two entities owned by Capricorn Investors III, L.P., a significant stockholder of Famous Brands, with the closing anticipated to occur prior to December 1, 2002. In connection with the proposed sale of its dairy processing plant subsidiary, TCBY also is negotiating with the lenders under its credit facility and its subordinated noteholders to seek consent to the proposed transaction and to seek certain other amendments, waivers and consents under the revolving credit facility and the subordinated notes. As part of these proposed transactions, it is anticipated that (i) TCBY will receive sufficient proceeds from the sale of its dairy processing plant subsidiary to remit $2.5 million to the Company to reimburse the Company for expenses it incurred on behalf of TCBY during the year ended December 30, 2000 to transfer the management functions of TCBY from Little Rock, Arkansas to the Company's corporate headquarters in Salt Lake City, Utah (the "TCBY Reimbursement"), and (ii) the TCBY Management Agreement will be amended to reduce the Management Fee from $12.4 million per year to $10.4 million per year for the period of October 1, 2002 through September 30, 2003 and thereafter to $9.4 million per year to reflect actual and anticipated reductions in the Company's overhead cost structure in performing its management function for TCBY. It is anticipated that the TCBY Management Agreement will also be amended to eliminate a provision in the TCBY Management Agreement that requires TCBY to defer up to $2.0 million of the management fees payable thereunder annually contingent on the financial performance of TCBY as measured against certain financial ratios in its credit facility, although the $1.5 million in such fees deferred through September 28, 2002 would continue to be deferred until certain of TCBY's debt is repaid. Consummation of these transactions is subject to various approvals, including final approval of the Board of Directors of the Company and, in the case of the proposed amendment to the TCBY Management Agreement, receipt of a fairness opinion from an accounting, appraisal or investment bank of national standing. There can be no assurance that TCBY will be successful in closing the sale of its dairy processing plant subsidiary, receiving sufficient proceeds to pay the TCBY Reimbursement to the Company, or obtaining the requested amendments, waivers and consents under its credit facility and subordinated notes. In the event that the closing does not occur or the requested amendments, waivers and consents are not obtained, it is possible that TCBY will not be able to make the required payments under the Management Agreement to the Company, which could adversely affect the Company's results from operations and its liquidity.

Results of Operations of Mrs. Fields

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period.

	13 Weeks Ended			39 Weeks Ended
	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Statement of Operations Data:	(Dollars in Thousands, excluding Other Data)
REVENUES:
Net store and food sales	$27,701	$30,462	(9.1)	86,397	$89,199	(3.1)
Franchising and licensing	7,440	6,797	9.5	22,828	21,444	6.5
Mail order	2,065	1,623	27.3	6,676	5,938	12.4
Management fee revenue	2,825	3,072	(8.0)	8,715	9,347	(6.8)
Other operating revenue	11	19	(42.1)	1,731	115	NM

Total revenues	40,042	41,973	(4.6)	126,347	126,043

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	17,514	18,410	(5.1)	55,153	53,775	2.6
Cost of sales—stores and food	6,624	7,360	(10.0)	20,655	20,565	0.4
Franchising and licensing	1,714	1,828	(6.2)	5,465	5,568	(1.9)
Mail order	1,133	1,026	10.4	3,696	3,530	4.7
General and administrative	10,191	10,336	(1.4)	29,277	26,772	9.4
Store closure provision (reversal)	(52)	176	NM	(13)	74	NM
Wal-Mart restructuring costs	2,199	—	NM	7,487	—	NM
Depreciation	1,098	2,909	(62.3)	6,944	8,233	(15.7)
Amortization—goodwill and intangibles	326	2,816	NM	950	9,229	NM

Total operating costs and expenses	40,747	44,861	(9.2)	129,614	127,746	1.5

Loss from operations	(705)	(2,888)	(75.6)	(3,267)	(1,703)	91.8

OTHER EXPENSE, NET:
Interest expense, net	(4,325)	(4,392)	(1.5)	(13,042)	(13,093)	(0.4)
Other income (expense), net	1,153	(23)	NM	1,025	64	NM

Total other expense, net	(3,172)	(4,415)	(28.1)	(12,017)	(13,029)	(7.8)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(3,877)	(7,303)	(46.9)	(15,284)	(14,732)	3.7
Provision for income taxes and minority interest	1	(98)	NM	(86)	(107)	(19.4)

Loss before cumulative effect of accounting change	(3,876)	(7,401)	(47.6)	(15,370)	(14,839)	(3.6)
Loss from cumulative effect of accounting change	—	—	NM	(39,111)	—	NM

Net loss	$(3,876)	$(7,401)	(47.6)	$(54,481)	$(14,839)	NM

EBITDA(1)	$2,866	$3,013		$12,101	$15,833

Cash flows from operating activities	$2,663	$11,353		$175	$8,374

Cash flows from investing activities	$130	$(9,674)		$1,506	$(14,584)

Cash flows from financing activities	$(2,611)	$(1,429)		$(3,046)	$5,339

OTHER DATA:
Number of Company owned store unit weeks	5,596	5,705		17,573	16,795
Unit week average ("UWA") sales, excluding Walmart locations	$5,326	$5,335		$5,296	$5,307
Year-over-year comparable store sales percent	(2.5)	(5.1)		(2.0)	(3.0)
Unit weeks—stores open more than 13 months	4,588	5,025		14,133	15,423
UWA sales—stores open more than 13 months	$5,349	$5,426		$5,327	$5,324

(1)
EBITDA consists of earnings before store closure provision (reversal), impairment and restructuring costs, depreciation, amortization, interest, income taxes, minority interest, other income or expense and cumulative effect of accounting change. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net loss as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt. EBITDA may not be comparable to other similarly titled measures.

13 Weeks Ended September 28, 2002 Compared to the 13 Weeks Ended September 29, 2001

        Loss From Operations—Overview.    The Company incurred a loss from operations of $705,000 for the 13 weeks ended September 28, 2002, compared to a loss from operations of $2.8 million for the 13 weeks ended September 29, 2001, a decrease in loss from operations of $2.2 million. This decrease in loss from operations is primarily attributable to an increase in contributions from franchising and licensing of $700,000 and mail order of $300,000 and decreases in general and administrative expenses of $100,000 and depreciation and amortization expense of $4.3 million offset by decreases in store contribution of $1.1 million and in management fee income of $200,000 and restructuring costs associated with the Company exiting its Wal-Mart locations on September 28, 2002 of $2.2 million.

        Store contribution was $3.5 million for the 13 weeks ended September 28, 2002, a decrease of $1.1 million or 24.2 percent, from store contribution of $4.6 million for the 13 weeks ended September 29, 2001. The decrease was a result of a 2.8 percent decrease in same store comparable sales for the 2002 13 week period from the 2001 13 week period. Additionally, the decrease resulted from the sale of 32 corporate owned stores to franchisees during the first half of 2002 and a $400,000 loss incurred at the Company's Wal-Mart locations for the 13 weeks ended September 28, 2002 compared to a loss of $200,000 in the same period of 2001.

        Franchising and licensing contribution was $5.7 million for the 13 weeks ended September 28, 2002, an increase of $700,000 or 15.2 percent, from franchising and licensing contribution of $4.9 million for the 13 weeks ended September 29, 2001. This increase was principally the result of an increase in royalties and license fees earned under its Mrs Fields branded product licenses for Mrs. Fields branded ice cream and premium hot cocoa.

        Mail order contribution was $900,000 for the 13 weeks ended September 28, 2002, an increase of $300,000 or 56.1 percent, from $600,000 for the 13 weeks ended September 29, 2001. This increase was attributable to a 27.2 percent increase in mail order sales and cost reductions as a result of the state-of-the-art baking and manufacturing facility occupied in late 2001.

        Company Owned and Franchised or Licensed Store Activity.    As of September 28, 2002, there were 366 Company owned stores and 958 franchised or licensed stores in operation. The store activity for the 13 weeks ended September 28, 2002 and September 29, 2001 is summarized as follows:

	September 28, 2002		September 29, 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the period	426	966	414	947
Stores opened (including relocations and acquisitions)	8	16	3	22
Stores closed (including relocations)	(10)	(27)	(10)	(16)
Wal-Mart stores (closed) opened	(54)	(1)	22	5
Stores sold to franchisees	(7)	7	(2)	2
Stores acquired from franchisees	3	(3)	3	(3)

Stores open as of the end of the period	366	958	430	957

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, were $27.7 million for the 13 weeks ended September 28, 2002, a decrease of $2.8 million or 9.1 percent, from $30.5 million for the 13 weeks ended September 29, 2001. The decrease in store sales was the result of 587 fewer store weeks (excluding Wal-Mart locations) resulting in a sales shortfall from normalized unit week average ("UWA") of $2.5 million, and a 2.8 percent decrease or $711,000 in same store comparable sales. This decrease was offset by a net increase in sales of $576,000 from the Company's Wal-Mart locations, which opened in mid-to-late 2001.

        Store Operations:    The following tables outline the performance of the Company's store operations and segregates the performance of the Wal-Mart locations for the 13 weeks ended September 28, 2002 and September 29, 2001 (dollars in thousands, excluding UWA sales and contribution).

	13 Weeks Ended September 28, 2002
	Wal-Mart	% Sales	Traditional Stores	% Sales	Total Stores	% Sales
Sales	$1,048		$26,221		$27,269
Cost of sales	491	46.9	5,746	21.9	6,237	22.9
Selling and store occupancy costs	1,000	95.4	16,514	62.9	17,514	64.2

Contribution	$(443)	(42.3)	$3,961	15.2	$3,518	12.9

Unit weeks	673		4,923		5,596
UWA sales	$1,557		$5,326		$4,873
UWA contribution	$(658)		$805		$629
	13 Weeks Ended September 29, 2001
	Wal-Mart	% Sales	Traditional Stores	% Sales	Total Stores	% Sales
Sales	$472		$29,801		$30,273
Cost of sales	190	40.2	7,030	23.6	7,220	23.8
Selling and store occupancy costs	443	93.9	17,967	60.3	18,410	60.8

Contribution	$(161)	(34.1)	$4,804	16.1	$4,643	15.4

Unit weeks	195		5,510		5,705
UWA sales	$2,421		$5,409		$5,306
UWA contribution	$(826)		$872		$814

        Cost of Sales—Store and Food—(Stores only).    Cost of sales were $6.2 million for the 13 weeks ended September 28, 2002, a decrease of $1.0 million or 13.6 percent, from $7.2 million for the 13 weeks ended September 29, 2001. This decrease was due to fewer operating stores, resulting in 109 fewer total unit weeks during the 13 weeks ended September 28, 2002 compared to the 13 weeks ended September 29, 2001 and cost containment strategies.

        Cost of sales for the Company's traditional stores were $5.7 million for the 13 weeks ended September 28, 2002, a decrease of $1.3 million or 18.3 percent, from $7.0 million for the 13 weeks ended September 29, 2001. This decrease was the result of 587 fewer unit weeks for the 13 weeks ended September 28, 2002 compared to the 13 weeks ended September 29, 2001 and cost containment strategies implemented, including the closing of non-performing stores.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $17.5 million for the 13 weeks ended September 28, 2002, a decrease of $900,000 or 4.9 percent, from $18.4 million for the 13 weeks ended September 29, 2001. The decrease was primarily due to fewer stores opened during the 2002 period compared to the 2001 period. Selling and store occupancy costs increased from 60.8 percent of sales for the 13 weeks ended September 29, 2001 to 64.2 percent of sales for the 13 weeks ended September 28, 2002. This increase was in part due to the increase in selling and store occupancy costs associated with the Wal-Mart locations where selling and store occupancy costs were 95.4 percent of sales for the 13 weeks ended September 28, 2002. At the Company's traditional stores, selling and occupancy costs were 62.9 percent of sales for the 13 weeks ended September 28, 2002 compared to 60.3 percent of sales for the 13 weeks ended September 29, 2001 due to an increase in rent and occupancy expense and other store and selling expense.

        Labor costs associated with the traditional stores remained flat at 27.8 percent of sales for the 13 weeks ended September 28, 2002 and the 13 weeks ended September 29, 2001 as a result of tightening the staffing levels and closure of non-performing stores offset by an increase in labor rates.

        Occupancy costs, including rent, for the traditional stores were $6.7 million for the 13 weeks ended September 28, 2002, a decrease of $400,000 or 5.5 percent, compared to $7.1 million for the 13 weeks ended September 29, 2001. The decrease in occupancy costs was the result of fewer stores opened during the period offset by increased lease termination costs of $100,000. Rents on a UWA basis increased 7.3% for the 13 weeks ended September 28, 2002 from the 13 weeks ended September 29, 2001. This increase in UWA rents is due to increases in lease termination costs and base rents for the Company's combined multi-concept bakery cafes.

        Other store and selling expenses for the traditional stores were 9.7 percent of sales for the 13 weeks ended September 28, 2002 compared to 8.6 percent of sales for the 13 weeks ended September 29, 2001. Employee incentives for improving individual store performance, which increased store operating performance by approximately $900,000, represented 49.6 percent of the increase or $143,000.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $7.4 million for the 13 weeks ended September 28, 2002, an increase of $600,000 or 9.5 percent, from $6.8 million for the 13 weeks ended September 29, 2001.

        Franchising revenues were $6.3 million for the 13 weeks ended September 28, 2002, an increase of $300,000 or 4.5 percent, from $6.0 million for the 13 weeks ended September 29, 2001. This increase was principally due to an increase in product sales to the Company's franchisees through the Company's batter facility of approximately $100,000, and an increase in franchising royalties of approximately $200,000 as a result of additional franchisees from the sale of Company-owned stores to franchisees.

        Licensing and other revenues were $1.1 million for the 13 weeks ended September 28, 2002, an increase of $400,000 or 49.7 percent, from $700,000 for the 13 weeks ended September 29, 2001. This increase in revenues was principally due to licensing royalties earned under licensing agreements for Mrs. Fields branded ice cream and premium hot cocoa. During the 13 weeks ended September 28, 2002, the Company recognized licensing revenues of approximately $600,000 under two new licensing agreements, including approximately $100,000 from a manufacturer of premium hot cocoa and approximately $500,000 from TCBY for the sale of Mrs. Fields branded ice cream. The increase in licensing royalties was offset by a reduction in international and domestic licensing revenues of approximately $100,000.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $1.7 million for the 13 weeks ended September 28, 2002, a decrease of $100,000 or 6.2 percent, from $1.8 million for the 13 weeks ended September 28, 2002. The decrease was principally due to a decrease in labor and administrative costs associated with the Company's batter facility.

        Mail Order Sales.    Mail order sales were $2.1 million for the 13 weeks ended September 28, 2002, an increase of $500,000 or 27.2 percent, from $1.6 million for the 13 weeks ended September 29, 2001. Mail order sales consist of sales through the Company's catalog and e-tailing web-site. The increase was primarily due to an increase in mail order catalog and e-tailing sales, which was partially offset by a decrease of approximately $30,000 in product sales to airlines as a result of lower airline travel post-September 11.

        Mail Order Expenses.    Mail order expenses were $1.1 million for the 13 weeks ended September 28, 2002, an increase of $100,000, or 10.4 percent, from $1.0 million for the 13 weeks ended September 29, 2001. Net contribution for mail order increased from 36.8 percent of sales for the 13 weeks ended September 29, 2001 to 45.1 percent of sales for the 13 weeks ended September 28, 2002 as a result of savings in labor and occupancy costs associated with mail order's new state-of-the-art baking and manufacturing facility occupied in late 2001.

        Management Fee Revenue.    Management fee revenue was $2.8 million for the 13 weeks ended September 28, 2002, a decrease of $300,000 or 8.0 percent, from $3.1 million for the 13 weeks ended September 29, 2001. The decrease was due to an increase in the retention amount of the Management Fee of $500,000 during the 13 weeks ended September 28, 2002 offset by 2001 retention amounts of $200,000 received and recognized as income during the 13 weeks ended September 28, 2002.

        General and Administrative Expenses.    General and administrative expenses were $10.2 million for the 13 weeks ended September 28, 2002, a decrease of $100,000 or 1.4 percent, from $10.3 million for the 13 weeks ended September 29, 2001. This decrease was primarily the result of decreases in the corporate bonus incentives of $400,000 and marketing expenditures of $400,000 offset by increases in severance costs for various employees downsized in September 2002 of $200,000, legal settlement costs of $300,000, and insurance costs of $200,000.

        Store Closure Provision.    Reversal of the store closure provision was $52,000 for the 13 weeks ended September 28, 2002 compared to a store closure provision of $176,000 for the 13 weeks ended September 29, 2001. This was the result of effective settlement of associated operating lease commitments below previous estimates to establish the store closure reserve.

        Wal-Mart Restructuring Costs.    Wal-Mart restructuring costs were $2.2 million for the 13 weeks ended September 28, 2002. In September 2002, the Company negotiated a release from Wal-Mart for the Company's Wal-Mart locations. In connection with that release, operations ceased at these locations on September 28, 2002. As a result, the remaining carrying value of the equipment of $1.7 million was written off. Additionally, the associated inventory was written off and certain costs were incurred for exiting these stores. The Company does not anticipate incurring any additional charges associated with exiting the Wal-Mart locations.

        Depreciation and Amortization Expense.    Depreciation expense was $1.1 million for the 13 weeks ended September 28, 2002, a decrease of $1.8 million or 62.3 percent, from $2.9 million for the 13 weeks ended September 29, 2001. This decrease was primarily the result of fewer store assets as a result of store closures and the sale of corporate owned stores to franchisees in 2002 and the impairment of assets at the Wal-Mart stores recorded during the 13 weeks ended June 29, 2002 of $5.3 million.

        Amortization expense was $326,000 for the 13 weeks ended September 28, 2002, a decrease of $2.5 million, from $2.8 million for the 13 weeks ended September 29, 2001. This decrease was principally the result of ceasing amortization of goodwill upon adoption of SFAS No. 142, effective December 30, 2001 which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements.

        Interest Expense, Net.    Interest expense, net was $4.3 million for the 13 weeks ended September 28, 2002, a decrease of $100,000, from $4.4 million for the 13 weeks ended September 29, 2001. This decrease was principally the result of lower interest rates on the Company's line of credit, and lower balances outstanding under the line of credit and under the Company's capital lease obligations.

        Other, Net.    Other income, net was $1.2 million for the 13 weeks ended September 28, 2002, an increase of $1.2 million, from $23,000 of other expense, net for the 13 weeks ended September 29, 2001. This increase was principally due to $1.2 million gain recognized on the sale of corporate owned stores to franchisees during the 13 weeks ended September 28, 2002.

39 weeks Ended September 28, 2002 Compared to the 39 weeks Ended September 29, 2001

        Income From Operations—Overview.    The Company incurred a loss from operations of $3.3 million for the 39 weeks ended September 28, 2002 compared to a loss from operations of $1.7 million for the 39 weeks ended September 29, 2001, an increase in loss from operations of $1.6 million. This increase in loss from operations was primarily attributable to decreases in store contribution of $4.2 million and in management fee revenue of $600,000, an increase in general and administrative expenses of $2.5 million and restructuring costs associated with the Company exiting its Wal-Mart locations on September 28, 2002 of $7.5 million offset by increases in contributions from franchising and licensing of $1.5 million and mail order of $600,000 and in other operating revenues of $1.6 million and a decrease in depreciation and amortization expense of $9.5 million.

        Store contribution was $10.5 million for the 39 weeks ended September 28, 2002, a decrease of $4.2 million or 28.7 percent, from store contribution of $14.7 million for the 39 weeks ended September 29, 2001. The decrease was a result of a 2.0 percent decrease in same store comparable sales for the 2002 39 week period from the 2001 39 week period. Additionally, the decrease resulted from the sale of 32 corporate owned stores to franchisees during the first half of 2002 and a $1.4 million loss incurred at the Company's Wal-Mart locations for the 39 weeks ended September 28, 2002 compared to a loss of $200,000 in the same period of 2001.

        Franchising and licensing contribution was $17.4 million for the 39 weeks ended September 28, 2002, an increase of $1.5 million or 9.4 percent, from franchising and licensing contribution of $15.9 million for the 39 weeks ended September 29, 2001. This increase was principally the result of an increase in royalties and license fees earned under its Mrs Fields branded product licenses for Mrs. Fields branded ice cream and premium hot cocoa of $600,000, an increase in non-traditional franchise royalties of $300,000, and an increase in contribution of cookie batter sold to Great American Cookie franchisees of $200,000.

        Mail order contribution was $3.0 million for the 39 weeks ended September 28, 2002, an increase of $600,000 or 23.7 percent, from $2.4 million for the 39 weeks ended September 29, 2001. This increase was attributable to a 12.4 percent increase in mail order sales and cost reductions as a result of the state-of-the-art baking and manufacturing facility occupied in late 2001.

        Other operating revenue is principally comprised of $1.5 million received under the Company's business interruption insurance for the loss of the World Trade Center store as a result of the events of September 11, 2001.

        Company Owned and Franchised or Licensed Store Activity.    As of September 28, 2002, there were 366 Company owned stores and 958 franchised or licensed stores in operation. The store activity for the 39 weeks ended September 28, 2002 and September 29, 2001 is summarized as follows:

	September 28, 2002		September 29, 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the period	463	990	420	951
Stores opened (including relocations and acquisitions)	15	45	11	57
Stores closed (including relocations)	(36)	(102)	(25)	(56)
Wal-Mart stores (closed) opened	(45)	(6)	23	6
Stores sold to franchisees	(38)	38	(6)	6
Stores acquired from franchisees	7	(7)	7	(7)

Stores open as of the end of the period	366	958	430	957

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, were $86.4 million for the 39 weeks ended September 28, 2002, a decrease of $2.8 million or 3.1 percent, from $89.2 million for the 39 weeks ended September 29, 2001. The decrease in store sales was the result of 1,108 fewer store weeks (excluding Wal-Mart locations), resulting in a sales shortfall from normalized UWA of $4.5 million and a 2.0 percent decrease or $1.5 million in same store comparable sales. This decrease was offset by a net increase in sales of $3.1 million from the Company's Wal-Mart locations, which opened in mid-to-late 2001.

        Store Operations:    The following tables outline the performance of the Company's store operations and segregate the performance of the Wal-Mart locations for the 39 weeks ended September 28, 2002 and September 29, 2001 (dollars in thousands, excluding UWA sales and contribution).

	39 Weeks Ended September 28, 2002
	Wal-Mart	% sales	Traditional stores	% sales	Total stores	% sales
Sales	$3,621		$82,025		$85,646
Cost of sales	1,603	44.3	18,394	22.4	19,997	23.3
Selling and store occupancy costs	3,457	95.4	51,696	63.0	55,153	64.3

Contribution	$(1,439)	(39.7)	$11,935	14.6	$10,496	12.4

Unit weeks	2,086		15,487		17,573
UWA sales	$1,736		$5,296		$4,874
UWA contribution	$(690)		$771		$597
	39 Weeks Ended September 29, 2001
	Wal-Mart	% sales	Traditional stores	% sales	Total stores	% sales
Sales	$484		$88,073		$88,557
Cost of sales	193	39.9	19,858	22.5	20,051	22.6
Selling and store occupancy costs	468	96.7	53,307	60.5	53,775	60.7

Contribution	$(177)	(36.6)	$14,908	17.0	$14,731	16.7

Unit weeks	200		16,595		16,795
UWA sales	$2,420		$5,307		$5,273
UWA contribution	$(885)		$898		$877

        Cost of Sales—Store and Food—(Stores only).    Cost of sales were $20.0 million for the 39 weeks ended September 28, 2002, a decrease of $100,000 or 0.2 percent, from $20.1 million for the 39 weeks end September 29, 2001. This decrease is due to fewer operating stores, resulting in 778 fewer total unit weeks during the 39 weeks ended September 28, 2002 compared to the 13 weeks ended September 29, 2001, and cost containment strategies.

        Cost of sales for the Company's traditional stores were $18.4 million for the 39 weeks ended September 28, 2002, a decrease of $1.5 million or 7.4 percent, from $19.9 million for the 39 weeks ended September 29, 2001. This decrease was the result of 1,108 fewer unit weeks for the 39 weeks ended September 28, 2002 compared to the 39 weeks ended September 29, 2001 and cost containment strategies implemented, including the closing of non-performing stores.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $55.2 million for the 39 weeks ended September 28, 2002, an increase of $1.4 million or 2.6 percent, from $53.8 million for the 39 weeks ended September 29, 2001. The decrease was primarily due to fewer stores opened during the 2002 period compared to the 2001 period. Selling and store occupancy costs increased from 60.7 percent of sales for the 39 weeks ended September 29, 2001 to 64.3 percent of sales for the 39 weeks ended September 28, 2002. This increase was in part due to the increase in selling and store occupancy costs associated with the Wal-Mart locations where selling and store occupancy costs were 95.4 percent of sales for the 39 weeks ended September 28, 2002. At the Company's traditional stores, selling and occupancy costs were 63.0 percent of sales for the 39 weeks ended September 28, 2002 compared to 60.5 percent of sales for the 39 weeks ended September 29, 2001 due to an increase in rent and occupancy expense and other store and selling expense.

        Labor costs associated with the traditional stores remained flat at 28.8 percent of sales for the 39 weeks ended September 28, 2002 and 28.4 percent for the 39 weeks ended September 29, 2001 as a result of tightening the staffing levels and closure of non-performing stores offset by an increase in labor rates.

        Occupancy costs, including rent, for the traditional stores were $20.4 million for the 39 weeks ended September 28, 2002, an increase of $200,000 or 1.2 percent, compared to $20.6 million for the 39 weeks ended September 29, 2001. Rents on a UWA basis increased 6.9% for the 39 weeks ended September 28, 2002 from the 39 weeks ended September 29, 2001. This increase in UWA rents is due to increases in lease termination costs and base rents for the Company's combined multi-concept bakery cafes.

        Other store and selling expenses for the traditional stores were 9.4 percent of sales for the 39 weeks ended September 28, 2002 compared to 8.7 percent of sales for the 39 weeks ended September 29, 2001.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $22.8 million for the 39 weeks ended September 28, 2002, an increase of $1.4 million or 6.5 percent, from $21.4 million for the 39 weeks ended September 29, 2001.

        Franchising revenues were $18.4 million for the 39 weeks ended September 28, 2002, an increase of $800,000 or 4.5 percent, from $17.6 million for the 39 weeks ended September 29, 2001. This increase was principally due to increases in initial franchise fees of $600,000, franchising revenues from batter sales to franchisees of $300,000 offset by lower recurring royalties received from franchisees as a result of fewer franchisees and impact of the recession on franchisee sales. Franchisee sales have experienced an average reduction in UWA sales of 9.6%.

        Licensing and other revenues were $4.5 million for the 39 weeks ended September 28, 2002, an increase of $600,000 or 16.3 percent, from $3.9 million for the 39 weeks ended September 29, 2001. During the 2002 period, the Company recognized licensing revenues of $100,000 from a manufacturer of premium hot cocoa and licensing revenues of $500,000 from TCBY for the sale of Mrs. Fields branded ice cream. These contracts were not in place in 2001.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $5.5 million for the 39 weeks ended September 28, 2002, a decrease of $100,000 or 1.9 percent, from $5.6 million for the 39 weeks ended September 28, 2002. The decrease was principally due to a decrease in labor and operating costs at the company's batter facility.

        Mail Order Sales.    Mail order sales were $6.7 million for the 39 weeks ended September 28, 2002, an increase of $800,000 or 12.4 percent, from $5.9 million for the 39 weeks ended September 29, 2001. Mail order sales consist of sales through the Company's catalog and e-tailing web-site. The increase was primarily due to an increase in mail order catalog and e-tailing sales, which was partially offset by a decrease of approximately $300,000 in product sales to airlines as a result of lower airline travel post-September 11.

        Mail Order Expenses.    Mail order expenses were $3.7 million for the 39 weeks ended September 28, 2002, an increase of $200,000 or 4.7 percent, from $3.5 million for the 39 weeks ended September 29, 2001. Net contribution for mail order increased from 40.6 percent of sales for the 39 weeks ended September 29, 2001 to 44.6 percent of sales for the 39 weeks ended September 28, 2002 as a result of savings in labor and occupancy costs associated with mail order's state-of-the-art baking and manufacturing facility occupied in late 2001.

        Management Fee Revenue.    Management fee revenue was $8.7 million for the 39 weeks ended September 28, 2002, a decrease of $600,000 or 6.8 percent, from $9.3 million for the 39 weeks ended September 29, 2001. The decrease was due to an increase in the retention amount of the Management Fee of $1.5 million during the 39 weeks ended September 28, 2002 offset by 2001 retention amounts of $900,000 received and recognized as income during the 39 weeks ended September 28, 2002. The Company has increased the retention amount for 2002 to the full amount required under the TCBY amended Management Agreement of $1.5 million through September 28, 2002.

        Other Operating Revenue.    Other operating revenue was $1.7 million for the 39 weeks ended September 28, 2002, an increase of $1.6 million from the $100,000 for the 39 weeks ended September 29, 2001. This increase was principally due to $1.5 million received under the Company's business interruption insurance policy for the loss of the Company's World Trade Center store as a result of the events of September 11, 2001.

        General and Administrative Expenses.    General and administrative expenses were $29.3 million for the 39 weeks ended September 28, 2002, an increase of $2.5 million or 9.4 percent, from $26.8 million for the 39 weeks ended September 29, 2001. This increase was the result of increases in marketing and advertising expenses of $800,000, workers compensation reserves of $700,000, settlement of legal claims of $500,000, severance expense associated with general and administrative staffing reduction of $200,000 and other general and administrative costs of $300,000.

        Store Closure Provision.    Reversal of the store closure provision was $13,000 for the 39 weeks ended September 28, 2002 compared to store closure provision of $74,000 for the 39 weeks ended September 29, 2001. This was the result of effective settlements of operating lease commitments below previous estimates to establish the store closure reserve.

        Wal-Mart Restructuring Costs.    Wal-Mart restructuring costs were $7.5 million for the 39 weeks ended September 28, 2002. In September 2002, the Company negotiated a release from Wal-Mart for the Company's Wal-Mart locations. In connection with that release, operations ceased at these locations on September 28, 2002. As a result, the carrying value of the equipment of $7.0 million was written off. Additionally, the associated inventory was written off and certain costs were incurred for exiting these stores. The Company does not anticipate incurring any additional charges associated with exiting the Wal-Mart locations.

        Depreciation and Amortization Expense.    Depreciation expense was $6.9 million for the 39 weeks ended September 28, 2002, a decrease of $1.3 million or 15.7 percent, from $8.2 million for the 39 weeks ended September 29, 2001. This decrease was primarily the result of fewer stores assets as a result of store closures and sale of corporate owned stores to franchisees and impairment of assets at the Wal-Mart locations.

        Amortization expense was $1.0 million for the 39 weeks ended September 28, 2002, a decrease of $8.3 million, from $9.3 million for the 39 weeks ended September 29, 2001. This decrease was principally the result of ceasing amortization of goodwill upon adoption of SFAS No. 142, effective December 30, 2001 which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements.

        Interest Expense, Net.    Interest expense, net was $13.0 million for the 39 weeks ended September 28, 2002, a decrease of $100,000, from $13.1 million for the 39 weeks ended September 29, 2001. This decrease was principally the result of lower interest rates on the Company's line of credit, and lower balances outstanding under the line of credit and under the Company's capital lease obligations.

        Other, Net.    Other income, net was $1.1 million for the 39 weeks ended September 28, 2002, an increase of $1.0 million, compared to $100,000 of other income, net for the 39 weeks ended September 29, 2001. This increase is principally due to $1.1 million gain recognized on the sale of corporate owned stores to franchisees during the 39 weeks ended September 28, 2002.

        Loss From Cumulative Effect of Accounting Change.    The Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its "company owned stores" reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, sale of Company owned stores, the TCBY Reimbursement, cash on hand and available borrowings under its existing revolving credit facility. Cash flows from asset sales are subject to indenture restrictions. Asset sale proceeds are required to be used in specified ways for payment of debt and permitted investment. At September 28, 2002, the Company had $2.1 million of unrestricted cash and cash equivalents and bank borrowings under the line of credit of $7.1 million and standby letters of credit totaling $1.9 million outstanding, all of which are scheduled to mature prior to March 31, 2003. The maximum availability under the Company's reducing credit facility is currently $9.0 million and is currently scheduled to decrease to $6.0 million on December 1, 2002 and to $4.0 million on January 31, 2003. However, the Company is currently negotiating with the lender to extend the dates of the reductions in the revolving credit facility or reduce the amount of the required reductions. There can be no assurance that the Company will be successful in negotiating the extension of the dates or amounts of the reductions. Capricorn Investors III, L.P. ("Capricorn III"), one of Famous Brands' principal stockholders, has guaranteed the lesser of $3.5 million or 50.0 percent of the aggregate amount of the Company's revolving credit facility.

        Mrs. Fields' operations were negatively impacted by the recession that began to affect the Company's results in the second quarter of 2001 and have been further impacted by the events of September 11, 2001. Additionally, the Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $63.1 million at September 28, 2002. For the 39 weeks ended September 28, 2002, approximately $55.7 million of such net losses were the result of non-cash expenses, including the loss from the cumulative effect of an accounting change, depreciation and amortization of intangible assets, debt issuance costs, and asset impairment on Wal-Mart locations.

        The Company's stockholder's deficit of $63.1 million may limit its ability to obtain new franchisees in certain states that require a minimum positive stockholder's equity to offer franchises. Certain other states may require the deferral of the initial franchise fee payment until the franchised store opens. These restrictions may reduce or defer proceeds from initial franchise fees.

        The Company expects that its principal uses of cash for the forseeable future will be for working capital, capital expenditures, store closure obligations, debt service requirements and other general corporate purposes. The Company expects to expend approximately $6.2 million for capital expenditures in fiscal year 2002 of which approximately $3.0 million will be used for the construction of new stores, $1.9 million will be used to remodel existing stores and $1.3 million will be used for other non-store capital expenditures. Approximately $1.1 million of these expenditures for new store construction have been identified for possible sale to franchisees. In addition to its regular monthly debt service and the step down in the credit facility discussed above, the Company has a semi-annual interest payment on its long-term notes of $7.1 million due December 1, 2002. Additionally, Mrs. Fields' Holding has $28.0 million of 14.0 percent Senior Secured Discount Notes that will require semi-annual cash interest payments of $1.9 million commencing June 1, 2003. The 14.0 percent Senior Secured Discount Notes are secured by all of the Company's common stock. These 14.0 percent Senior Secured Discount Notes mature August 2005 and the Company's 10 1/8 percent Senior Notes of $140.0 million mature November 2004. Management anticipates that these cash requirements, except the principal payments of the 14.0 percent Senior Secured Discount Notes and the Company's 10 1/8 percent Senior Notes at maturity, will be funded with cash generated from operating activities, the sale of Company owned stores, the TCBY Reimbursement, and short-term borrowings under its credit facility as needed. Management is currently negotiating to replace its reducing credit facility with a non-reducing facility. There can be no assurance that the Company will be successful in negotiating the replacement of the current reducing credit facility. Management anticipates that the 14.0 percent Senior Secured Discount Notes and the Company's 10 1/8 percent Senior Notes will be refinanced prior to maturity. However, there can be no assurance that the Company will be successful in refinancing these debt instruments.

        The Company is in compliance with its covenants underlying its revolving credit facility and 10 1/8 percent Senior Notes at September 28, 2002. Mrs. Fields' Holding is in compliance with its covenants underlying its 14.0 percent Senior Secured Discount Notes at September 28, 2002.

        Due to the uncertainty regarding the Company's negotiations with respect to the extension of the dates for and the amounts of the reductions of its current credit facility and proposed replacement thereof, there can be no assurance that such negotiations will be successful. If the Company is unable to modify the current credit facility or replace it, the Company may be unable to meet anticipated working capital needs, routine capital expenditures and current debt service obligations on a short-term basis without asset sales, the timing and probability of which cannot be predicted. Furthermore, any such asset sales may further impede the Company's ability to obtain necessary financing.

September 28, 2002 Compared to December 29, 2001

        As of September 28, 2002, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $7.4 million, a decrease of $3.1 million, from December 29, 2001 when liquid assets were $10.5 million. Current assets decreased by $5.4 million to $11.8 million at September 28, 2002 from $17.2 million at December 29, 2001. This decrease was primarily the result of a decrease in cash and cash equivalents, in accounts receivable, amounts due from franchisees and licensees, amounts due from affiliates, inventories, and assets held for sale that were sold to franchisees in 2002. Long-term assets decreased $54.4 million to $104.7 million at September 28, 2002 from $159.1 million at December 29, 2001. This decrease was due to a write-off of goodwill in accordance with SFAS 142 of $39.1 million, a write down of the carrying value of the long-term assets of the Company's Wal-Mart locations of $7.5 million, recurring depreciation and amortization of property and equipment, intangibles, and deferred loan costs and the sale of Company owned stores offset by an increase in amounts due from affiliates associated with the Management Fee retention amount under the TCBY Management Agreement.

        Current liabilities decreased by $6.0 million to $33.6 million at September 28, 2002 from $39.6 million at December 29, 2001. This decrease was primarily due to a decrease in accounts payable, accrued liabilities, sales tax payable and bank borrowings under the line of credit, which was partially offset by an increase in accrued interest payable and accrued salaries, wages, and benefits.

        The Company's working capital deficit decreased by $600,000 to a deficit of $21.8 million at September 28, 2002 from a deficit of $22.4 million at December 29, 2001, for the reasons described above.

        The Company generated $175,000 of cash from operating activities during the 39 weeks ended September 28, 2002. The Company generated $1.5 million of cash from investing activities during the 39 weeks ended September 28, 2002, primarily from proceeds from the sales of 39 Company owned stores to franchisees, which was partially offset by capital expenditures. The Company utilized $3.0 million of cash for financing activities during the 39 weeks ended September 28, 2002, principally due to payments on the Company's line of credit, long-term debt and capital leases offset by drafts in transit in excess of borrowing availability.

        The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce its working capital. During the 39 weeks ended September 28, 2002 and September 29, 2001, the Company expended cash of $5.6 million and $14.8 million, respectively, for capital assets.

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

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's financial statements. Management has reviewed the accounting policies that it uses to prepare the Company's financial statements and believes that the following policies are the most important to the portrayal of the Company's financial condition and the results of its operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

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

        Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees and the associated asset retirement costs. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of SFAS No. 143 on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 39, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 39, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 39, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company has not yet assessed the impact of SFAS No. 145 on the Company's financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company has not yet assessed the impact of SFAS No. 146 on the Company's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no significant changes in market risks since the end of the Company's fiscal year ended December 29, 2001. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 29, 2001.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of business, Mrs. Fields is involved in routine litigation, including franchise disputes. Mrs. Fields is not a party to any legal proceedings, which in the opinion of management of Mrs. Fields, after consultation with legal counsel, are material to Mrs. Fields' business, financial condition or results of operations beyond amounts provided for in the accompanying consolidated financial statements.

        Mrs. Fields' stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.18	Mrs. Fields Famous Brands, Inc. Director Stock Option Plan adopted August 1, 2002.
	10.49	Eighth Amendment to Amended and Restated Loan Agreement, dated as of August 30, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association.
	10.50	Ninth Amendment to Amended and Restated Loan Agreement, dated as of September 17, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association.
	99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Forms 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.

/s/ LARRY A. HODGES Larry A. Hodges, President and CEO	November 8, 2002 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Senior Vice President and CFO (Chief Financial and Principal Accounting Officer)	November 8, 2002 Date

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

        I, Larry A. Hodges, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mrs. Fields' Original Cookies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ LARRY A. HODGES Larry A. Hodges President and CEO

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

        I, Sandra M. Buffa, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mrs. Fields' Original Cookies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ SANDRA M. BUFFA Sandra M. Buffa Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.18	Mrs. Fields Famous Brands, Inc. Director Stock Option Plan adopted August 1, 2002.
10.49	Eighth Amendment to Amended and Restated Loan Agreement, dated as of August 30, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association.
10.50	Ninth Amendment to Amended and Restated Loan Agreement, dated as of September 17, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association.
99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.