Form 10-K
period 2002-12-28
MRS FIELDS ORIGINAL COOKIES INC
filed 2003-03-28
CIK 1043482

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
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

Registrant's telephone number, including area code: (801) 736-5600

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The Company had 400 shares of common stock outstanding at March 15, 2003

DOCUMENTS INCORPORATED BY REFERENCE:
None

MRS. FIELDS' ORIGINAL COOKIES, INC.

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

FORWARD-LOOKING INFORMATION

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, debt service on the senior notes and additional funds required for working capital,

  •
  the current negative stockholder's equity and the ability to solicit new franchisees,

  •
  the ability to sell selected company owned stores to franchisees,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees, and

  •
  changes in customer traffic,

  •
  acts of war or terrorist incidents.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 1. Business

Description Of Business And Nature Of Operations

        Mrs. Fields' Original Cookies, Inc., a Delaware corporation (the "Company" or "Mrs. Fields"), is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc., a Delaware corporation ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc., a Delaware corporation ("MFFB"), which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc., a Delaware corporation ("TCBY Holding"), under a common parent (see Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report). The Company has ten wholly owned operating subsidiaries: Great American Cookie Company, Inc., Pretzel Time, Inc., Pretzelmaker, Inc., Mrs. Fields Gifts, Inc., Mrs. Fields Cookies Australia, Mrs. Fields Cookies (Canada) Ltd., Pretzelmaker Canada, Inc., Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., CMBC, Inc. and two partially owned subsidiaries.

        The Company operates, develops and franchises retail bakery stores and cafes, which sell freshly baked cookies, brownies, pretzels and other food products through four specialty branded concepts: Mrs. Fields Cookies, Great American Cookies, Pretzel Time and Pretzelmaker. In addition, the Company operates retail bakery stores that operate under two other branded concepts: Original Cookie Company and Hot Sam Pretzels.

        In connection with its franchising activities, the Company authorizes third-party licensees and franchisees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company licenses the use of its trademarks, logos and recipes to third parties for distribution of Mrs. Fields branded products through non-bakery stores and cafes. The Company also markets and distributes its products through mail order catalogs and the Internet.

History

        In 1996, an investor group led by Capricorn Investors II, L.P. ("Capricorn II") formed Mrs. Fields and The Mrs. Fields' Brand, Inc. as Delaware corporations and subsidiaries of Mrs. Fields' Holding. On September 17, 1996, Mrs. Fields' Holding initiated operations when the Company purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields, Inc. and its subsidiaries, The Original Cookie Company, Incorporated ("Original Cookie") and the pretzel business of Hot Sam Company, Inc. ("Hot Sam").

        The Company has achieved growth in both its cookie and pretzel businesses through strategic acquisitions and may continue this strategy if appropriate opportunities arise. In a series of transactions in 1997 and 1998, the Company acquired the following:

  •
  all of the outstanding capital stock of Pretzel Time, Inc., the franchisor of the Pretzel Time concept, and substantially all of the assets of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc.,

  •
  all of the outstanding capital stock of Great American Cookie Company, Inc. ("Great American") and 48 stores from four Great American franchisees, and

  •
  all of the outstanding capital stock of Pretzelmaker, Inc. ("Pretzelmaker"). Pretzelmaker had 248 franchised stores at the time of acquisition.

        One of the key elements of Mrs. Fields' business plan has been, and continues to be, closing or franchising certain company owned stores that do not meet financial and geographical criteria established by management. As a result of converting certain stores to franchises, royalty revenues have increased and are expected to continue to increase, and net store sales and expenses associated with operating those stores have decreased.

        In late 1999 and early 2000, Mrs. Fields' Holding considered the acquisition of TCBY Enterprises, Inc. ("TCBY Enterprises"); however, because of debt limitations imposed upon Mrs. Fields' Holding by an indenture governing its senior notes, Mrs. Fields' Holding did not have access to sufficient capital to pursue an acquisition at that time. Instead, following a determination by Mrs. Fields' Holding's Board of Directors that such an acquisition by it would not constitute the wrongful taking of a corporate opportunity, Capricorn Investors III, L.P. ("Capricorn III"), an affiliate of Capricorn II, acquired a majority interest in TCBY Enterprises on June 1, 2000.

        In connection with the acquisition of TCBY Enterprises by Capricorn III, Mrs. Fields entered into a management agreement (the "TCBY Management Agreement") with TCBY Holding, TCBY Enterprises and TCBY Systems, LLC ("TCBY Systems"), a wholly owned subsidiary of TCBY Enterprises (collectively, "TCBY"), pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah in 2000), in exchange for a management fee paid by TCBY semi-monthly, which is in excess of the Company's costs to perform these services. Revenue generated from the management fee is reported in "Management fee revenue" in the Consolidated Statements of Operations and Comprehensive Loss included in Item 8 of Part II of this report. Management fee revenue was $11.3 million, $11.5 million and $7.5 million for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        On August 31, 2001, the TCBY Management Agreement was amended to provide for TCBY to defer payment of certain portions (not to exceed $2.0 million in fees in any given fiscal year) of the management fee payable and to release such amounts based upon TCBY Systems' compliance with a ratio included in a TCBY Systems' credit facility. The Company agreed that the payment of a portion of the management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY Systems. To the extent that TCBY Systems' profitability was greater than required by the ratio test, the Company was entitled to receive a 15 percent "special management fee" based upon a calculation of the amount by which TCBY Systems exceeded the compliance ratio.

        On November 19, 2002, the TCBY Management Agreement was further amended. The amendment reduced the management fee to $867,000 per month for the period from October 2002 through and including September 2003, and to $783,000 per month for the period from October 2003 through and including December 2004. The amendment eliminated the deferral of management fees (described above) except for $1.5 million, which was retained as of September 28, 2002. This retained amount and accrued interest shall be paid to the Company upon TCBY Systems' full payment of its obligations under its credit facility. Included in amounts due from affiliates as of December 28, 2002 in the Consolidated Balance Sheets included in Item 8 of Part II of this report is $1.5 million related to such retention amount. The Company is entitled to receive interest at the highest non-default rate in effect under TCBY Systems' credit facility on any amounts deferred.

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

        Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of MFFB merged with and into TCBY Holding (the "Merger"). As a result of the Mrs. Fields Reorganization and the

Merger, Mrs. Fields' Holding and TCBY Holding have become first tier subsidiaries of MFFB. (See also "Overview" in Item 7 of Part II of this report.) The Mrs. Fields Reorganization and the Merger were initiated because the Company believed that synergies of the combined entity would exceed that of the independent companies, would avoid conflicts between shareholders and, ultimately, would simplify the day-to-day management of the two companies.

        The Mrs. Fields Reorganization and the Merger did not result in a "change of control" of Mrs. Fields' Holding or its subsidiaries, including the Company, under the Indenture governing the 14 percent Senior Secured Discount Notes due December 1, 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8 percent Senior Notes due December 1, 2004 of the Company, or agreements governing Mrs. Fields' other indebtedness.

        In November 2002, the Company merged its wholly owned subsidiary Mrs. Fields' Brand, Inc. into Mrs. Fields' Original Cookies, Inc. In December 2002, the Company formed Mrs. Fields Gifts, Inc., a separate wholly owned subsidiary for the mail order operations.

Access to Financial Information

        The Company files annual, quarterly and current reports and other documents with the United States Securities and Exchange Commission ("SEC") under the Securities and Exchange Act of 1934. The SEC maintains an Internet website www.sec.gov that contains these reports. The Company also makes available free of charge on its Internet website www.mrsfields.com the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. These financial reports are accessible under the financial option on the Company's Internet website as soon as reasonably practicable after the Company electronically files such reports with the SEC. The reports remain accessible on the Company's Internet website for approximately one year.

General

        Mrs. Fields is one of the largest retailers in the premium snack-food industry, with cookies and pretzels as its major product lines. Mrs. Fields is the largest retailer in the United States of baked-on-premises cookies, which the Company sells primarily under its Mrs. Fields Cookies and Great American Cookies brand names. Mrs. Fields Cookies is among the most widely recognized and respected brand names in the premium cookie industry with 94 percent brand awareness among consumers. Mrs. Fields is the second largest retailer in the United States of baked-on-premises pretzels, which the Company sells primarily under its Pretzel Time and Pretzelmaker brand names. As of January 25, 2003, Mrs. Fields' retail network consisted of 1,360 locations, of which 836 were cookie stores, 501 were pretzel stores and 23 were bakery café locations that sell a combination of the products that Mrs. Fields offers. Of the total stores, 323 were company owned and 1,037 were franchised or licensed. Mrs. Fields derives its revenues principally from the sale of the Company's products in its company owned stores and through its mail order segment, the sale of proprietary batter to its Great American Cookies franchised stores and royalties based on gross sales from franchisees and licensees. In addition, the Company generates revenues from initial franchise fees, the sale of existing company owned stores to franchisees and management fees from TCBY.

Product Offerings

        Mrs. Fields product offerings consist primarily of fresh baked cookies, brownies, "sweet dough" soft pretzels, "Bavarian" style pretzels and beverages. During the year ended December 28, 2002, the Company's revenue mix at company owned stores consisted of the following:

Cookies and brownies	56%
Pretzels	18%
Beverages	18%
Other	8%

        Cookies and Brownies.    As of January 25, 2003, the Company operates and franchises 836 specialty retail cookie outlets, including full-size stores and satellite (carts and kiosks) stores. Of these stores, 515 stores are operated under the Mrs. Fields brand, 296 under the Great American brand and 25 stores under the Original Cookie brand. The Company has 762 cookie stores in 48 states and the District of Columbia, with its Great American stores concentrated in the southeastern and south central states and its Mrs. Fields and Original Cookie stores located in the western, mid-western and eastern states. There is little overlap between Mrs. Fields and Great American stores, with a dual presence in 8 of the 637 malls in which the Company has cookie stores.

        Management believes that Mrs. Fields' market is the premium quality, baked on-premises segment of the approximately $6.0 billion U.S. cookie industry. The Company offers over 50 different types of cookies, brownies and muffins, which are baked continuously and served fresh throughout the day, as well as assorted soft drinks, frozen drinks, coffee, tea and milk. Baked products are made using only high quality ingredients, and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency. All products pass strict quality assurance and control steps at both the manufacturing plants and the stores. In addition, Mrs. Fields continually creates and tests new products to attract new customers and satisfy current customers.

        The Company's cookie concept outlets also sell "Cookie Cakes." Cookie cakes are extra-large cookies, decorated with customer-selected, personalized messages for special occasions. Although cookie sales are generally the result of impulse buying, the Company believes that cookie cakes, which are often purchased as gifts for special occasions, differentiate the Company from other specialty cookie retailers by making the Company's cookie stores destination outlets.

        Pretzels.    As of January 25, 2003, the Company operates and franchises 501 retail pretzel stores, which offer "sweet dough" soft pretzels and "Bavarian" style pretzels with a variety of toppings. Of these stores, 257 stores are operated under the Pretzel Time brand, 220 stores under the Pretzelmaker brand and 24 stores under the Hot Sam brand. Pretzel Time's primary product is an all-natural, hand-rolled soft pretzel, freshly baked from scratch at each store location. Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese, cream cheese and pizza sauce. Pretzelmaker sells hand-rolled soft pretzels freshly baked at each store location. In order to maintain a consistent and high quality product, the dough is shipped frozen to each location. The stores also offer soft drinks and fruit juices.

        Bakery Cafés.    As of January 25, 2003, the Company operates and franchises 23 stores under the name Mrs. Fields Bakery Café or Great American Bakery Café in which it sells core products including cookies, brownies, frozen yogurt, ice cream and pretzels under the Mrs. Fields, Great American, TCBY and Pretzel Time brand names, as well as other products, including breakfast items, such as muffins, bagels and coffee, and lunch items, such as soup and sandwiches. The bakery cafés have higher operating costs and have not yet contributed the level of earnings to the Company that management expects to ultimately achieve.

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

        Capitalize on Cross Selling and Co-Branding Opportunities.    The Company intends to capitalize on cross selling and co-branding opportunities by offering multiple product lines in a single location, providing franchisees of one brand the ability to become franchisees of the Company's other brands and/or the TCBY brand. Additionally, the Company has the ability to market bundled brands to potential and existing licensees. As noted above, the Company operates and franchises bakery café stores specifically designed for cross selling each of the Company's multiple core brands in a single location. As of January 25, 2003, the Company operates and franchises 23 such stores. The Company will continue to explore additional co-branding opportunities with well-respected national and regional brands.

        Capitalize on the Strong Brand Names.    The Company believes that the Mrs. Fields' brand name is the most widely recognized and respected brand name in the retail premium cookie industry. Mrs. Fields brand stores, for the year ended December 28, 2002, achieved average revenue of $321,000 per store compared to an average revenue of $289,000 per store for Great American stores and of $252,000 per store for Original Cookie stores. The Company intends to further capitalize on the Mrs. Fields' brand name by further developing and expanding the ways it markets products, including kiosks and carts in malls, airports, convention centers, office building and street fronts; increasing the emphasis on the mail order and Internet business; and developing and capitalizing on licensing opportunities, such as linking sales of Mrs. Fields with prominent names in the retailing and food service industry, expanding licensing agreements with our existing licensees, entering into new licensing agreements with food service operators and developing product line extensions, such as cocoa, chocolate chips, ice cream, chocolates and ready to eat cookies sold in supermarkets and other convenient locations.

        The Company believes the Pretzel Time brand name is one of the leading brand names in pretzel retailing. The Company believes that there are significant opportunities to improve existing Hot Sam store operations by continuing to convert company owned Hot Sam stores to Pretzel Time stores. Pretzel Time stores have, for the year ended December 28, 2002, achieved average revenue of $229,000 per store compared to an average revenue of $211,000 per store for Hot Sam stores. The Company believes that capitalizing on the Pretzel Time name and product offering may result in an increase in net sales and income from store operations.

        Develop Franchised Stores.    As of January 25, 2003, the Company had 1,037 franchised and licensed stores. During 2002, the Company franchised 92 new stores and sold 70 company owned stores to new and existing franchisees. The Company plans to continue to aggressively expand its franchised stores. The Company intends to franchise approximately 65 to 90 new single concept or co-branded pretzel and cookie stores and to sell approximately 60 to 75 company owned stores to new and existing franchisees. The Company does not intend to develop or franchise any additional Original Cookie or Hot Sam stores.

        Continue Development of New Products.    The Company maintains a product development department that continually creates and tests new products to revitalize the interest of current customers and attract new customers. Once a new product is identified, prototypes are developed to determine the initial formula. For Mrs. Fields' products, the formula is then scaled up for test production runs at one or more approved facilities. Once the product has been successfully produced, ingredient specifications, formulas, manufacturing processes, finished product specifications, shelf life, storage and distribution procedures are established. The new product is either immediately launched throughout the system, as in the case of seasonal items or simple line extensions, or test marketed in a limited number of stores. After a trial period to evaluate both consumer response and store operations' impact, the new product is either fully implemented, modified or discontinued. In December 2002, the Company entered into a three year licensing agreement with Sesame Workshop (Sesame Street) to use, among other things, the likeness of the Cookie Monster and Elmo characters. In the first quarter of 2003, the Company plans to begin offering cookies that bear the likeness of Cookie Monster and Elmo. Management believes these products will attract families with children under six years old. Additionally, Pretzel Time and Pretzelmaker are expanding their traditional customer base by continuing to introduce meal replacement product lines.

        Increase International Locations.    In addition to pursuing new store development opportunities within the United States, the Company intends to continue to grow internationally by expanding its franchise operations. As of January 25, 2003, there were 104 franchised Mrs. Fields, Pretzel Time and Pretzelmaker brand stores open internationally. Additionally, the Company entered into international area license agreements in Greece, India, South Korea, Kuwait, People's Republic of China and Qatar in 2002. The revenue associated with these license agreements is amortized over the term of the license, generally five years, or based upon the opening of franchised units as defined in the agreements.

Store Operations

        Store Base.    As of January 25, 2003, the Company's store portfolio consisted of 323 company owned stores, 840 domestic franchised locations, 104 international franchised locations and 93 licensed locations. By brand, the Company's stores are distributed as follows:

	Company Owned	Domestic Franchised	International Franchised	Licensed	Total
Mrs. Fields	99	276	72	68	515
Great American	71	222	—	3	296
Original Cookie	25	—	—	—	25

Cookie Subtotal	195	498	72	71	836

Pretzel Time	78	164	6	9	257
Pretzelmaker	6	175	26	13	220
Hot Sam	24	—	—	—	24

Pretzel Subtotal	108	339	32	22	501

Bakery Café	20	3	—	—	23

Total	323	840	104	93	1,360

        As of January 25, 2003, the Company's domestic stores were located in 48 states and the District of Columbia as follows:

State	Company Owned	Franchised	Licensed	Total	% of Retail Outlets
Alabama	—	27	3	30	2.2%
Alaska	—	1	—	1	0.1%
Arizona	9	18	1	28	2.1%
Arkansas	4	3	—	7	0.5%
California	28	131	7	166	12.2%
Colorado	3	20	1	24	1.8%
Connecticut	1	18	1	20	1.5%
Delaware	2	—	—	2	0.1%
District of Columbia	—	2	—	2	0.1%
Florida	16	56	7	79	5.8%
Georgia	29	20	5	54	4.0%
Hawaii	1	11	—	12	0.9%
Idaho	2	5	1	8	0.6%
Illinois	23	17	—	40	2.9%
Indiana	13	12	2	27	2.0%
Iowa	2	24	1	27	2.0%
Kansas	1	10	—	11	0.8%
Kentucky	2	11	2	15	1.1%
Louisiana	11	9	2	22	1.6%
Maine	1	2	—	3	0.2%
Maryland	10	8	3	21	1.5%
Massachusetts	6	8	2	16	1.2%
Michigan	8	40	3	51	3.8%
Minnesota	—	18	—	18	1.3%
Mississippi	—	4	—	4	0.3%
Missouri	3	28	5	36	2.6%
Montana	—	2	—	2	0.1%
Nebraska	1	6	—	7	0.5%
Nevada	1	12	7	20	1.5%
New Hampshire	1	4	—	5	0.4%
New Jersey	6	26	2	34	2.5%
New Mexico	1	2	1	4	0.3%
New York	18	31	3	52	3.8%
North Carolina	3	26	2	31	2.3%
North Dakota	—	9	—	9	0.7%
Ohio	28	20	2	50	3.7%
Oklahoma	3	7	—	10	0.7%
Oregon	—	11	—	11	0.8%
Pennsylvania	12	17	9	38	2.8%
South Carolina	8	6	2	16	1.2%
South Dakota	—	5	—	5	0.4%
Tennessee	2	19	2	23	1.7%
Texas	24	73	4	101	7.4%
Utah	4	19	—	23	1.7%
Virginia	13	19	2	34	2.5%
Washington	9	6	—	15	1.1%
West Virginia	1	7	—	8	0.6%
Wisconsin	12	6	—	18	1.3%
Wyoming	1	4	—	5	0.4%

Subtotal	323	840	82	1,245	91.5%
International	—	104	11	115	8.5%

Total	323	944	93	1,360	100.0%

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

  •
  General. All of the retail store configurations are designed to include the same high-quality marketing, merchandising and design features that customers have come to expect from Mrs. Fields. The store designs are bright with high-profile trademark identity. All products are baked throughout the day on the premises with ovens located in full view of the customer to support the "fresh-baked" image. All designs contain retail display, small refrigerators and/or freezers and cash registers.

  •
  Cookie Stores. All stores are uniformly designed in accordance with the Mrs. Fields, Great American or Original Cookie prototype, making extensive use of glass, painted wood, brass, mirrors, lighting and point-of-sale displays intended to create an upscale, open and inviting look. Stores also attractively and efficiently display their fresh-baked products using custom-made showcases. Store size ranges from 500 to 800 square feet and the typical company owned store is about 600 to 700 square feet with a minimum of about 15 linear feet of counter space.

  •
  Pretzel Stores. Pretzel Time outlets have an average size of 500 to 800 square feet in store locations and 200 square feet in kiosk locations. Pretzel Time stores are designed to enable customers to enjoy watching the pretzels being rolled, twisted and baked, which underscores freshness and contributes to the product's growing appeal. The preferable size of a Pretzelmaker store is between 500 and 700 square feet. Stores and kiosks are likely to be located in high traffic areas allowing the efficient store layout and display to attract customers to watch the pretzels being rolled and baked in minutes.

  •
  Bakery Café Stores. The average size of a bakery café store, which combines the attributes of cookie, pretzel and frozen yogurt and ice cream stores, is between 1,000 and 1,500 square feet for malls and 1,500 to 2,000 square feet for lifestyle, entertainment and street front locations with 25 to 30 foot fronts and/or counter space.

  •
  Kiosks and Carts. The Company and its franchisees and licensees also operate cookie kiosks and carts in a number of malls on a year-round basis. Kiosks typically have 100 to 250 square feet of retail space, supported by off-site storage and preparation space. Carts range in size from 30 to 92 square feet. Because of their small size, most carts and kiosks do not have baking equipment and are supplied cookie products by a fully-equipped store usually located in the same mall. The Company continues to seek opportunities to expand and sell from carts and kiosks in malls, airports, convention centers and street fronts giving these outlets greater flexibility in the products they can offer.

        Location and Leasing.    Due to the impulse nature of Mrs. Fields' business, the Company tries to locate its outlets in areas of high pedestrian traffic with easy proximity to pedestrian traffic flow and at a distance from other food providers. Possibilities for locations include any high pedestrian traffic areas, including second locations within malls, airport concourses, office building lobbies, hospitals and universities. Most of our stores are in malls with "A" and "B" classifications, which generally have the following characteristics: size greater than 700,000 square feet, sales per square foot greater than $300, population density greater than 150,000 people within a five-mile radius, median family income greater than $50,000, generally supported by national fashion anchor tenants and located to minimize competition from other malls.

        As of January 25, 2003, Mrs. Fields, including franchise locations, has a presence in approximately 87 percent of the top 150 (as measured in sales per square foot) "A" and "B" malls in the United States. Great American stores are located primarily in high-traffic "B" malls. The majority of our pretzel stores are located in shopping malls falling into "A", "B" and "C" classifications. The Company's new bakery café stores are a vehicle for consolidating multiple operations in mall locations and pursuing locations outside the mall environment, such as mixed use, entertainment and lifestyle centers.

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

  •
  Cookie Stores. In its Mrs. Fields' stores, the Company advertises at the store level, using the aroma of fresh-baked cookies and the attractive arrangement of finished products to create a store ambiance that is conducive to sales. The Company cultivates local customer loyalty by offering discounts to employees in malls where stores are located and occasionally offers other discounts. The Company also promotes its products as gifts, particularly at holiday time. The Company's marketing strategy for Great American has emphasized strong merchandising of Great American products, including cookie cakes, and the use of proactive sales techniques, including the free sampling of products and other methods intended to increase the size of customer orders.

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

Customer Profile.

  •
  Cookie Stores. The Company believes that its products are best targeted to a demographic profile, which is relatively young, with upper-middle income levels. The primary customer is female, age 18 to 49, frequently with children, some college education, and a household income in the $60,000 to $70,000 range. Secondarily, many teens are customers as they frequent malls more consistently.

  •
  Pretzel Stores. Because pretzels are generally perceived as a healthier snack alternative to sweet treats, they are best targeted to a demographic profile, which is relatively young, age 18 to 34, female with children and living in households with an income under $50,000. Among customers with children, children appear to be strong motivators of the purchase.

  •
  Bakery Café Stores. Management believes that the broad variety of product offerings may allow Mrs. Fields to target a wider demographic profile than single product stores. The bakery café appeals to consumers seeking a great tasting, reasonably priced snack or meal.

        Seasonality.    The Company's sales and profitability in both the cookie business and the pretzel business are subject to seasonal fluctuation and are traditionally higher during the Thanksgiving and Christmas holiday season and other gift-giving holidays due to increased mall traffic and holiday gift purchases. Sales of frozen yogurt and ice cream are higher during the warmer summer months.

Supplies and Distribution

        Ingredients and Supplies.    The Company relies primarily on outside suppliers and distributors for the ingredients used in products and other items used in its stores. Mrs. Fields' stores receive frozen products, made according to proprietary recipes, from its primary supplier, International Multifoods Corporation ("Multifoods"). Multifoods uses stringent quality controls in testing ingredients and manufacturing, and products are not released for distribution unless they pass all quality control steps, including an evaluation of the finished baked product. Multifoods' contract for making frozen products for us expires on December 31, 2003. Multifoods supplies the majority of Mrs. Fields and Original Cookie frozen bakery products. In January 2003, the Company entered into a supply agreement with Countryside Baking Company, Inc. ("Countryside") to replace Multifoods as the Company's primary supplier of frozen bakery products. It is anticipated that the transition from Multifoods to Countryside will be completed by May 2003. The agreement expires December 31, 2006. Great American stores receive ready-to-bake refrigerated batter from the Company's batter facility in Atlanta.

        Pretzel Time stores buy a proprietary dry mix from selected distributors and mix and bake pretzels at individual stores. Pretzel Time franchisees buy from various distributors. Pretzelmaker and Hot Sam Stores buy frozen pretzel dough from selected distributors.

        Most supplies, other than dough, are ordered from distributors by either the Company or the franchisee and are directly shipped to the stores. The Company sells Coca-Cola® soft drinks exclusively in all of its company owned and franchised stores under agreements with Coca-Cola Fountain ("CCF"). In March 2003, the Company renewed its beverage marketing agreement with CCF. The term of the agreement is the later of six years, or until certain gallon volumes have been purchased.

        The Company receives a formulation fee on the sale of dough products by Multifoods and certain allowances on beverage purchases from CCF. Formulation fees and allowances earned relating to products sold to company owned stores are recorded as a reduction of cost of sales. Formulation fees and allowances earned relating to products sold to franchised stores are recorded as franchising revenues.

        Distribution.    Mrs. Fields utilizes two primary distributors for distribution of perishable and non-perishable items to our Mrs. Fields, Original Cookie, Pretzel Time, Pretzelmaker and Hot Sam stores weekly. The distributors own and maintain all of the inventory, but are authorized to purchase inventory items only from authorized vendors at prices that have been negotiated. Great American stores receive batter from the Company's Atlanta batter facility by refrigerated common carrier. Riverport Equipment and Distribution Company ("Riverport"), a wholly owned subsidiary of TCBY Systems, offers equipment and smallware supplies to our company owned stores and franchisees at a profit. During the first quarter of 2003, Riverport will transition this function to an unrelated third party, Bintz, Inc. On January 9, 2003, the Company signed an agreement with Bintz, Inc. to distribute equipment and smallware supplies to our company owned stores and franchisees.

Company Owned Store Operations

        Management Structure.    Each store has an on-site management team generally consisting of a manager and an assistant manager. The store manager is responsible for hiring, training and motivating store personnel. The Company monitors all stores with a regionally based staff of sales managers. Each regional sales manager is responsible for overseeing approximately 15 company owned cookie and pretzel stores within his or her region. Each regional sales manager reports to one of the four regional vice-presidents of store operations. The operations management is also responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control.

        Management Incentives.    Each manager of a company owned store is eligible for salary increases and bonuses based upon the performance of his or her store, including customer service, sales, profits and store appearance. Management believes that its incentive and other programs have achieved a strong retention rate of store managers and regional sales managers. Approximately 66 percent of Mrs. Fields' regional sales managers have been with Mrs. Fields for at least three years (29 percent for over four years), and 54 percent of Mrs. Fields' store managers have been with Mrs. Fields for at least three years (40 percent for over four years).

        Training.    The Company believes store managers are a critical component in creating an effective retail environment and, accordingly, has developed ongoing programs to improve the quality and effectiveness of its store managers and increase retention rates. New Mrs. Fields store managers are required to attend a two-week training program at the Company's Salt Lake City training facility, and ongoing training courses in new products, standards and procedures are available throughout the year to all Mrs. Fields personnel. Managers of Great American stores are required to attend a one-week training program at Great American's Atlanta training facility, known as "Cookie University." In addition, training courses are available throughout the year to all Great American personnel.

        Quality Control.    The Company maintains a quality control inspection program, which consists of both scheduled and unscheduled inspections by its operations management, as well as a "mystery shopper" program. The Company's operations management conducts formal inspections of each of the Company's stores on a regular basis. The Company's "mystery shopper" program, which began in 1999, employs professional mystery shoppers recruited by mystery shop companies, who fill out questionnaires following visits to stores and report their results to the Company by an Internet web site.

Franchise Operations

        In accordance with the Company's business strategy, Mrs. Fields has been selling, and expects to continue to sell, company owned stores to franchisees, who operate with a lower cost structure. The Company may also choose to sell stores to provide liquidity or to develop additional stores with greater potential in the future. The Company is also actively seeking to franchise new stores.

        Mrs. Fields' franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among the Company's franchisees are full-time store operators, retired professionals and people seeking a second source of income. The majority of Mrs. Fields' franchisees own one store. As of January 25, 2003, the 12 largest Mrs. Fields' franchisees operated 147 stores and the largest Mrs. Fields' franchisee operated 18 stores.

        Cookies.    Each Mrs. Fields' franchisee pays an initial franchise fee of $30,000 per Mrs. Fields' store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies, at a total cost of approximately $200,000, including the initial franchise fee. However, the cost of opening a new store can vary based on individual operating and location costs. The Company also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a franchisee pays royalty fees of 6 percent of the franchised store's annual gross sales and an advertising fee of 1 percent (increasing to 1.25 percent as of May 4, 2003) of annual gross sales.

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

        Each Pretzelmaker franchisee pays an initial franchise fee of $25,000 and is responsible for funding the build-out of the new store, equipment and supplies, at a total cost of approximately $215,000, including the initial franchise fee. However, the costs can vary depending on individual operating and location costs. Franchisees are also charged royalty fees from Pretzelmaker of 6 percent of the franchised store's annual gross sales and a marketing fee of 1.5 percent of annual gross sales.

        Franchisee Recruiting and Training.    The Company has been successful in recruiting franchisees and completing franchise transactions and believes it will continue to realize significant cash flow from franchising by:

  •
  emphasizing the use of proprietary dough, and dessert products, maximizing product quality and ensuring a consistent product across all outlets,

  •
  requiring frequent quality, service and cleanliness evaluations of franchised stores by operations support staff, and

  •
  providing initial and continuing training of franchisees to improve their financial and retail sales skills.

        The Company believes that training franchisees is a critical component in creating an effective retail environment and, therefore, makes ongoing training programs available to franchisees to improve the quality and effectiveness of their operations. Mrs. Fields' franchisees are required to attend a two-week training program at the Company's training facilities in Salt Lake City or Atlanta. Ongoing training courses in new products, standards and procedures are available throughout the year to all franchisee personnel.

        Quality Control.    The Company maintains a quality control inspection program, which consists of both scheduled and unscheduled inspections by its operations management, as well as a "mystery shopper" program. The Company's operations management conducts formal inspections of each of the franchise stores at least three times a year. The Company's "mystery shopper" program, which began in 1999, employs professional mystery shoppers recruited by mystery shop companies, who fill out questionnaires following visits to stores and report their results to the Company by an Internet web site.

Mail Order

        Mrs. Fields markets a variety of fresh baked cookies, brownies, candies and other gift items through the Company's website and gift catalogs. Mrs. Fields began its mail order business in 1988 with two product offerings. In 2001, the Company moved its mail order business into a new production facility, which tripled capacity. In fiscal 2002, the Company mailed approximately 4.2 million catalogs, generated revenue in excess of $12.6 million and carried 350 different inventory items ranging from customized cookie tins with company logos to birthday towers filled with cookies, brownies, and jellybeans. In December 2002, the Company formed Mrs. Fields Gifts, Inc., a separate wholly owned subsidiary of Mrs. Fields, for the mail order operations. The mail order segment has four direct sales channels: Internet, telephone, online affiliations and strategic partners.

        Internet Orders.    The Company launched its website in 1997, and today approximately 40 percent of all sales in the mail order segment originate from the website. In November 2002, the Company launched an improved website that allows each customer to establish an account and track each order. The Company's principal URL is www.mrsfields.com, which on average receives over 6,000 visitors daily.

        Telephone Orders.    Customers may place orders using a toll-free telephone number "1-800-COOKIES". The number of telephone orders has increased since 1998; however, sales from telephone orders as a percentage of total sales in the mail order segment, have decreased as customers have migrated to the Internet.

        Online Affiliate Programs.    In July 2001, the Company launched its online affiliate program with one of the largest pay-for-performance affiliate marketing networks on the Internet. The Company now has over 11,000 affiliates who have a text link or banner on their website to www.mrsfields.com. The Company compensates an affiliate on a commission basis for each sale that originates from its website.

        Strategic Partnerships/Corporate Accounts.    The Company has a number of partnerships with large online and catalog retailers that advertise Mrs. Fields' products to their customers for gifting purposes. Gifts are sold to partners at wholesale prices. The partners are responsible for shipping to the ultimate customer, advertising and customer service costs involved with the Mrs. Fields' gift program. The Company also has corporate gift relationships with a number of large companies who use Mrs. Fields' products to motivate employees and reward customers.

Licensing

        In the past few years, the Company has utilized a "branding" strategy, which allows a licensee the right to use the Mrs. Fields' name (which is a registered trademark) to build brand exposure, expand sales, improve market share and to increase profits through cultivating different ways of distributing its products. The Company expects licensing to continue to be a major component of its growth in the future. The following is a comprehensive list of branding strategies with examples of current licensees within its system.

        Concept Licensing.    The Company has developed a licensing program for non-mall retail outlets that enables it to enter difficult-to-reach markets and facilitates brand exposure through "presence" and "prestige" marketing. Licensees duplicate the Mrs. Fields' store concept and purchase dough from various distributors. Our licensees are generally corporate customers; several of these licensees are contract management companies that manage and operate food service in host locations. Our licensees include Host Marriott, which has a non-exclusive license to sell our products in airports and travel plazas, from which we receive a royalty on product sold and ARAMARK Corporation, which sells product in stadiums and convention centers.

        Retail Licensing.    The Company is expanding the branding strategy to include products sold in other retail environments outside the original scope of the Company's retail cookie store concept. Current examples are Maxfield's Candy Co. and Nonni's Food Company, Inc., which have the exclusive North American rights to manufacture and sell, under our registered trademarks, candy and ready to eat cookies, respectively, and offer Mrs. Fields' candies and cookies throughout the supermarket, drug and mass merchandise markets.

Competition

        The Company competes for both leasing opportunities and customers with other cookie and pretzel retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality. There are many well-established competitors with greater resources than us. We compete with these retailers on the basis of price, quality, location and service. The Company faces competition from a wide variety of sources, including such companies as Cinnabon, Inc., Auntie Anne's Soft Pretzels and Baskin-Robbins 31 Flavors.

Employees

        As of December 28, 2002, the Company had approximately 3,175 employees. The Company had approximately 2,850 employees in company owned stores, of whom approximately 575 were store managers and assistant store managers and 2,275 were part-time sales assistants. The typical Mrs. Fields store employs 4 to 10 employees. During the period from November through January, the Company may hire as many as 750 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers, and are not unionized. The Company has never experienced any significant work stoppages and believes that employee relations are good.

        As of December 28, 2002, only 99 of the approximately 2,850 employees in company owned stores earned the federal minimum wage. A minimum wage increase would have a negative impact on labor costs. However, management believes this would not have a significant impact on the Company's results of operations and can be mitigated in the long term through changing staffing patterns in store operations and, as necessary, through retail price increases. None of our employees is covered by collective bargaining agreements.

Trademarks

        Mrs. Fields is the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. The Company is a party to disputes with respect to trademarks in some foreign jurisdictions, none of which, in the opinion of management, are material to its business, financial condition or results of operations.

        The Company currently holds 58 trademark registrations that are federally registered in the United States and 234 trademarks that are registered in 56 countries outside the United States. The trademarks consist of various brand and product names and logos. Trademarks are registered under United States laws for periods of 7 to 10 years and in other countries for periods of 7 to 20 years, and at any time, the Company may have trademarks whose registration will soon expire and must be renewed. Under its license agreements, its licensees receive the rights to use its recipes and its registered trademarks. The Company views its trademarks and the ability to license them to third parties as some of its most valuable assets.

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

Item 2. Properties

        As of December 28, 2002, Mrs. Fields is the tenant of 619 leases, of which 252 are currently subleased to franchisees ("Franchise Lease") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent the Company subsidizes such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event the Company ceases operations at any location governed by the operating leases, the Company will be primarily liable for the satisfaction of all obligations of the tenant under such leases. Most of Mrs. Fields operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and other expenses, as well as contingent rents, which generally range from 8 to 10 percent of net retail store sales in excess of stipulated amounts.

        Mrs. Fields currently leases 43,000 square feet of office space in Salt Lake City, Utah, which is used as corporate headquarters. The Company also leases approximately 58,000 square feet of space in Salt Lake City, Utah for product development, training and mail order operations. The Company owns substantially all of the equipment used in both of these facilities and in company owned retail outlets. Great American owns its batter production facility, located in a building of approximately 32,000 square feet in Atlanta, Georgia. The Atlanta facility also is used to house regional operational personnel and the Great American training center.

Item 3. Legal Proceedings

        In the ordinary course of business, the Company is involved in routine litigation, including franchise and trademark disputes. The Company is not a party to any legal proceedings which, in the opinion of management, after consultation with legal counsel, is material to its business, consolidated financial condition, results of operations or liquidity.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information and Number of Stockholders

        The Company is a wholly owned subsidiary of Mrs. Fields' Holding. There is no established trading market for Mrs. Fields' or Mrs. Fields' Holding's common stock.

Dividends

        For each of the three fiscal years in the period ended December 28, 2002, Mrs. Fields did not declare or pay cash dividends. The Company's ability to declare or pay cash dividends is restricted by the covenants of its senior unsecured notes and current credit facility. During the fiscal year ended December 28, 2002, the Company distributed approximately $5.2 million to MFFB under a tax sharing agreement among the MFFB entities. Mrs. Fields paid $5.0 million to MFFB in March 2003 relating to its obligations under the tax sharing agreement. During the fiscal years ended December 29, 2001 and December 30, 2000, the Company distributed and paid approximately $800,000 and $2.5 million, respectively, to Mrs. Fields' Holding under a tax sharing agreement, which had been in effect since 1998. This tax sharing agreement was amended in September 2001 to include MFFB and TCBY.

Item 6. Selected Financial Data

        The following table presents historical financial data for Mrs. Fields' Original Cookies, Inc. and subsidiaries as of the dates and for the periods indicated. Mrs. Fields operates using a 52/53-week year ending on the Saturday closest to December 31. The selected historical financial data has been derived from the audited financial statements of Mrs. Fields. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes, contained elsewhere in this Form 10-K.

	52 Weeks Ended
	December 28, 2002	December 29, 2001	December, 30 2000
	(dollars in thousands)
Statement of Operations Data:
Net store and food sales	$115,458	$126,389	$134,653
Net store contribution(1)	15,645	22,541	31,552
Franchising and licensing contribution(2)	22,627	18,975	16,950
Mail order contribution(3)	2,846	2,191	2,052
Management fee revenue	11,315	11,485	7,533
General and administrative expenses	32,968	31,909	26,438
Stock compensation expense	193	1,990	—
TCBY transition (income) expense	(2,442)	—	2,442
Store closure provision (reversal)	—	378	(1,014)
Income (loss) from operations	3,653	(4,831)	2,212
Net loss	(52,934)	(22,201)	(19,394)
Other Data:
Interest expense, net	$17,412	$17,342	$17,791
Impairment of long-lived assets	4,196	3,992	4,232
Total depreciation and amortization	10,181	22,108	23,705
Loss from cumulative effect of accounting change	39,111	—	—
Balance Sheet Data:
Working capital deficit	$(19,388)	$(22,441)	$(7,964)
Total assets	111,589	176,337	183,110
Debt and capital lease obligations, including current portion	143,502	154,017	146,995
Total stockholder's (deficit) equity	(66,602)	(8,574)	12,443

(1)
Store contribution (which includes food sales, and sales of refrigerated cookie dough product in retail markets) is determined by subtracting all store operating expenses and cost of sales from net store and food sales. Management uses store contribution information to measure operating performance at the store level. Store contribution may not be comparable to other similarly titled measures. Store contribution is not a measure defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

(2)
Franchising and licensing contribution is determined by subtracting all direct franchising and licensing operating expenses from franchising and licensing revenues which is principally comprised of royalties from franchisees and licensing revenues earned under licensing agreements of the Mrs. Fields' brand name. Management uses franchising and licensing contribution information to measure operating performance at each of these business segment levels. Franchising and licensing contribution is not a measure defined in accounting principles generally accepted in the United

  States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

(3)
Mail order contribution is determined by subtracting all direct mail order operating expenses and costs of sales from mail order food and product sales. Management uses mail order contribution information to measure operating performance at this business segment level. Mail order contribution is not a measure defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's consolidated financial statements. Management has reviewed with the Audit Committee the accounting policies that it uses to prepare the Company's consolidated financial statements and believes that the following policies are the most important to the portrayal of the Company's financial condition and the results of its operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

        Related Party Transactions.    Mrs. Fields has contractual relationships with various affiliates, primarily TCBY and Mrs. Fields' Holding, which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transactions. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts to objectively determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that we will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Company's board of directors. Individual affiliate transactions or a series of related transactions in excess of $5.0 million require an "opinion of fairness" by an accounting, appraisal or investment banking firm.

        Tax Sharing Agreement.    As a result of the Mrs. Fields Reorganization, the Company entered into an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding, and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of the date of the Mrs. Fields Reorganization. The exact amount of any compensation is contingent upon the length of time between the utilization date and the date of the Mrs. Fields Reorganization and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement.

        Impairment of Goodwill and Intangible Assets.    On an annual basis, the Company completes a valuation of the intangible assets associated with its various operating segments. To the extent that the fair value associated with the intangible asset is less than the recorded value, the Company writes down the value of the related intangible asset. The valuation of the intangible assets is affected by, among other things, the Company's business plan for the future, estimated results of future operations and the comparable companies that are used to value the Company's intangible assets. Changes in the business plan or operating results that are different than the projections used to develop the valuation of the intangible assets have an impact on the valuation of the intangible assets. Also, the decision to use one company versus another company as a benchmark may have an impact on the valuation of the intangible assets.

        Impairment of Long-lived Assets.    The Company reviews its long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset are not sufficient to recover the remaining book value of the asset, the Company is required to write down the value of the asset. In evaluating whether the asset will generate sufficient cash flow to recover its book value, the Company estimates the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making our estimate, the Company considers the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level, and the length of time that we expect to retain the asset.

        Allowance for Doubtful Accounts.    The Company sells product to and receives royalties from its franchisees and sells product to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect the Company's ability to collect amounts that are due to Mrs. Fields include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. Mrs. Fields is required to establish an estimated allowance for the amounts included in accounts receivable that it will not be able to collect in the future. To establish this allowance, it evaluates the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, Mrs. Fields may have to provide for a greater level of expense in future periods or to reverse amounts provided in prior periods.

        Store Closure Reserve.    The Company periodically closes under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure, it records a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by Mrs. Fields' ability to settle with the landlord for amounts less than the amount reserved and the timing of the payments agreed to in the settlement.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees and the associated asset retirement costs. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of SFAS No. 143 on the Company's consolidated financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 39, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishments can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 39, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 39, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company has not yet assessed the impact of SFAS No. 145 on the Company's consolidated financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. The Company has not yet assessed the impact of SFAS No. 146 on the Company's consolidated financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The recognition and measurement provisions for all guarantees are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to Consolidated Financial Statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Results of Operations of Mrs. Fields

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period.

	For the 52 Weeks Ended December 28, 2002	For the 52 Weeks Ended December 29, 2001	% Change From 2001 to 2002	For the 52 Weeks Ended December 30, 2000	% Change From 2000 to 2001
	(Dollars in Thousands)
Statement of Operations Data:
REVENUES:
Net store and food sales	$115,458	$126,389	(8.6)	$134,653	(6.1)
Franchising and licensing	32,616	29,595	10.2	27,043	9.4
Mail order	12,628	10,265	23.0	9,186	11.7
Management fee revenue	11,315	11,485	(1.5)	7,533	52.5
Other operating revenue	1,838	279	NM	112	NM

	173,855	178,013	(2.3)	178,527	(0.3)

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	72,434	74,276	(2.5)	73,491	1.1
Cost of sales—store and food	27,379	29,572	(7.4)	29,610	(0.1)
Franchising and licensing	9,989	10,620	(5.9)	10,093	5.2
Mail order	9,782	8,074	21.2	7,134	13.2
General and administrative	32,968	31,909	3.3	26,438	20.7
Stock compensation expense	193	1,990	NM	—	NM
TCBY transition (income) expense	(2,442)	—	NM	2,442	NM
Store closure provision (reversal)	—	378	NM	(1,014)	NM
Wal-Mart restructuring costs	7,530	—	NM	—	NM
Impairment of long-lived assets	4,196	3,992	5.1	4,232	(5.7)
Depreciation	8,772	9,611	(8.7)	10,426	(7.8)
Amortization—goodwill and intangibles	1,409	12,497	(88.7)	13,279	(5.9)
Other operating (income) expense, net	(2,008)	(75)	NM	184	NM

Total operating costs and expenses	170,202	182,844	(6.9)	176,315	3.7

Income (loss) from operations	3,653	(4,831)	NM	2,212	NM
Interest expense, net	(17,412)	(17,342)	0.4	(17,791)	(2.5)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change accounting change	(13,759)	(22,173)	(37.9)	(15,579)	42.3
Provision for income taxes and minority interest	(64)	(28)	NM	(3,815)	NM

Loss before cumulative effect of accounting change	(13,823)	(22,201)	(37.7)	(19,394)	14.5
Loss from cumulative effect of accounting change	(39,111)	—	NM	—	NM

Net loss	$(52,934)	$(22,201)	NM	$(19,394)	14.5

Cash flows from operating activities	$6,794	$16,473	(58.8)	$9,446	74.3

Cash flows from investing activities	$3,034	$(20,967)	NM	$(9,784)	114.3

Cash flows from financing activities	$(10,621)	$4,492	NM	$(984)	NM

OTHER DATA:
Number of company owned store unit weeks(1)	21,841	22,454	(2.7)	23,245	(3.4)
Unit week average ("UWA") sales(1)	$5,242	$5,577	(6.0)	$5,685	(1.9)
Year-over-year comparable store sales percent(1)	(2.3)%	(3.3)%	—	(0.1)%	—
Unit weeks—stores open more than 13 months	17,297	20,357	(15.0)	22,150	(8.1)
UWA sales—stores open more than 13 months	$5,674	$5,653	0.4	$5,722	(1.2)

(1)
Unit weeks refer to the number of company owned stores open at the end of each fiscal week multiplied by number of weeks in the period. Unit week average sales is calculated by dividing the net store sales by the number of unit weeks. Year-over-year comparable store sales is calculated by comparing the change in company owned store sales for stores that have been open more than 13 months. Management uses unit weeks, unit week average sales and year-over-year comparable store sales information to measure operating performance at the store business segment and store level. Unit weeks, unit week average sales and year-over-year comparable store sales are not measures defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

52 Weeks Ended December 28, 2002 ("Fiscal 2002")
Compared to the 52 Weeks Ended December 29, 2001 ("Fiscal 2001")

        Income From Operations—Overview.    Income from operations was $3.7 million for fiscal 2002 compared to a loss from operations of $4.8 million for fiscal 2001, an increase in income from operations of $8.5 million. This increase in income from operations was primarily attributable to increases in contributions from franchising and licensing of $3.7 million and mail order of $700,000, other operating revenues of $1.5 million, TCBY transition income of $2.4 million and other operating income of $1.9 million and decreases in depreciation and amortization expense of $11.9 million, stock compensation expense of $1.8 million and store closure provision of $400,000 offset by decreases in store contribution of $6.9 million and management fee revenue of $200,000, increases in general and administrative expenses of $1.1 million and impairment of long-lived assets of $200,000 and restructuring costs associated with the Company exiting its Wal-Mart locations on September 28, 2002 of $7.5 million.

        Store contribution was $15.6 million for fiscal 2002, a decrease of $6.9 million or 30.6 percent, from store contribution of $22.5 million for fiscal 2001. The decrease was a result of a 2.3 percent decrease in same store comparable sales for fiscal 2002 from fiscal 2001. Additionally, the decrease resulted from the sale of 70 corporate owned stores to franchisees during fiscal 2002 and a $1.5 million loss incurred at the Company's Wal-Mart locations for fiscal 2002 compared to a loss of $600,000 during fiscal 2001.

        Franchising and licensing contribution was $22.6 million for fiscal 2002, an increase of $3.7 million or 19.2 percent, from franchising and licensing contribution of $19.0 million for fiscal 2001. This increase was principally the result of an increase in royalties and license fees earned under its Mrs. Fields branded product licenses for Mrs. Fields branded soft-baked cookies sold in retail stores, ice cream and premium hot cocoa of $1.2 million, an increase in initial franchise fees and franchise royalties of $1.2 million, and an increase in contribution from cookie batter sold to Great American Cookie franchisees of $1.0 million.

        Mail order contribution was $2.8 million for fiscal 2002, an increase of $600,000 or 29.9 percent, from $2.2 million for fiscal 2001. This increase was attributable to a 23.0 percent increase in mail order sales offset by a 21.2 percent increase in mail order operating expenses.

        Other operating revenue is principally comprised of $1.5 million received under the Company's business interruption insurance for the loss of the World Trade Center store as a result of the events of September 11, 2001.

        Company Owned and Franchised or Licensed Store Activity.    As of December 28, 2002, there were 330 company owned stores and 1,038 franchised or licensed stores in operation. The store activity for fiscal 2002 and fiscal 2001 is summarized as follows:

	Fiscal 2002		Fiscal 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	474	1,017	431	972
Stores opened (including relocations and acquisitions)	5	92	43	100
Stores closed (including relocations)	(41)	(125)	(46)	(72)
Wal-Mart stores (closed) opened	(45)	(9)	45	18
Stores sold to franchisees	(70)	70	(7)	7
Stores acquired from franchisees	7	(7)	8	(8)

Stores open as of the end of the fiscal year	330	1,038	474	1,017

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets were $115.5 million for fiscal 2002, a decrease of $10.9 million, or 8.6 percent, from $126.4 million for fiscal 2001. Refrigerated cookie dough product sales were $1.0 million and $1.2 million for fiscal 2002 and fiscal 2001, respectively.

        Store sales were $114.5 million for fiscal 2002, a decrease of $10.7 million or 8.6 percent, from $125.2 million for fiscal 2001. The decrease in store sales was principally due to a 2.3 percent reduction or $2.0 million in same store sales and 1,954 fewer store weeks (excluding Wal-Mart locations) resulting in a sales shortfall from normalized unit week average ("UWA") of $10.1 million. These decreases were partially offset by a net increase in sales of $2.0 million from the Company's Wal-Mart locations, which opened in mid-to-late 2001 and were closed effective September 28, 2002.

        Store operations:    The following table outlines the performance of the Company's store operations and segregates the performance of the Wal-Mart locations for fiscal 2002 and 2001 (dollars in thousands, excluding UWA sales and contribution).

	52 Weeks Ended December 28, 2002
	Wal-Mart	% Sales	Traditional Stores	% Sales	Total Stores	% Sales
Sales	$3,621		$110,875		$114,496
Cost of sales	1,603	44.3	24,948	22.5	26,551	23.2
Selling and store occupancy costs	3,532	97.5	68,903	62.1	72,435	63.3

Contribution	$(1,514)	(41.8)	$17,024	15.4	$15,510	13.5

Unit weeks	2,090		19,751		21,841
UWA sales	$1,733		$5,614		$5,242
UWA contribution	$(724)		$861		$710
	52 Weeks Ended December 29, 2001
	Wal-Mart	% Sales	Traditional Stores	% Sales	Total Stores	% Sales
Sales	$1,654		$123,574		$125,228
Cost of sales	682	41.2	27,951	22.6	28,633	22.9
Selling and store occupancy costs	1,533	92.7	72,743	58.9	74,276	59.3

Contribution	$(561)	(33.9)	$22,880	18.5	$22,319	17.8

Unit weeks	749		21,705		22,454
UWA sales	$2,208		$5,693		$5,577
UWA contribution	$(749)		$1,054		$994

        Cost of Sales—Store and Food.    Cost of sales was $27.4 million for fiscal 2002, a decrease of $2.2 million or 7.4 percent, from $29.6 million for fiscal 2001. Cost of sales for the refrigerated cookie dough product sold to retail markets was $900,000 and $1.0 million for fiscal 2002 and fiscal 2001, respectively.

        Cost of sales, stores only, was $26.5 million for fiscal 2002, a decrease of $2.1 million or 7.3 percent, from $28.6 million for fiscal 2001. This decrease was due to fewer operating stores and closure of the Wal-Mart locations. Cost of sales for the Company's traditional stores were $24.9 million for fiscal 2002, a decrease of $3.1 million or 8.2 percent, from $28.0 million for fiscal 2001 and was the result of 1,954 fewer unit weeks and cost containment strategies implemented, including the closing of non-performing stores. Cost of sales for the Company's traditional stores for fiscal 2002 as a percent of sales was 22.5 percent compared to 22.6 percent for fiscal 2001. This decrease was principally due to cost containment strategies and management of product waste.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $72.4 million for fiscal 2002, a decrease of $1.9 million or 2.5 percent, from $74.3 million for fiscal 2001. This decrease was due to fewer stores opened during fiscal 2002 compared to fiscal 2001. Selling and store occupancy costs increased from 59.3 percent of sales in 2001 to 63.2 percent of sales in 2002.

        Labor costs for the traditional stores were 28.4 percent of sales and 27.9 percent sales for the fiscal 2002 and 2001, respectively. This was primarily the result of tightening of staffing levels in conjunction with the lower sales volume being experienced in 2002 as a result of the general recession as it continued throughout 2002 resulting in lower sales leverage on labor dollars.

        Store occupancy costs for the traditional stores were 24.0 percent of sales and 22.4 percent of sales for fiscal 2002 and 2001, respectively. This increase in store occupancy costs was due to general increases in base rents and further impacted by the inability to obtain leverage on the rents as a result of the general slow mall-driven retail sector.

        Other store expense for the traditional stores were 9.7 percent of sales and 8.6 percent of sales for fiscal 2002 and 2001, respectively. This increase was due to increased costs for property and liability insurance, utilities and other costs for which the stores were unable to obtain leverage.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $32.6 million for fiscal 2002, an increase of $3.0 million or 10.2 percent, from $29.6 million for fiscal 2001. Franchising revenues were $26.7 million for fiscal 2002, an increase of $1.9 million or 7.7 percent from $24.8 million for fiscal 2001. This increase was primarily due to an increase in initial franchise fees of $900,000 resulting from the sale of 70 additional corporate stores to franchisees with a corresponding increase in incremental franchise royalties and batter sales aggregating to $1.0 million.

        Licensing revenues were $5.9 million for fiscal 2002, an increase of $1.1 million or 22.6 percent, from $4.8 million for 2001. This increase was principally due to an increase in licensing revenues from the sale of certain recipes and royalties under the licensing agreement with a national manufacturer of soft-baked cookies. Revenues for the recipe sales and licensing royalties for fiscal 2002 were $3.8 million, an increase of $900,000 or 30.5 percent, from $2.9 million for fiscal 2001. Licensing revenues were also positively impacted in fiscal 2002 by royalties earned under new licensing agreements for Mrs. Fields branded hot cocoa of $100,000 and Mrs. Fields branded ice cream of $300,000.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $10.0 million for fiscal 2002, a decrease of $600,000 or 5.9 percent, from $10.6 million for fiscal 2001. This decrease was principally due to reduction of $300,000 in operating and administrative costs of the Company's batter facility which sells cookie batter to the Company's Great American Cookie franchisees, and a $300,000 reduction in administrative costs associated with the Company's international and domestic licensing group.

        Mail Order Revenues.    Mail order revenues were $12.6 million for fiscal 2002, an increase $2.3 million or 23.0 percent, from $10.3 million for fiscal 2001. Mail order revenues consist of sales through the Company's catalog and e-tailing web-site. The increase in revenues in fiscal 2002 was due to increases in catalog and Internet sales of $1.7 million as a result of additional catalogs published in 2002 and in corporate gift sales of $600,000 from a significant corporate customer who uses Mrs. Fields gift products in promotional and customer appreciation gifts.

        Mail Order Expense.    Mail order contribution was $2.8 million or 22.5 percent of sales for fiscal 2002 compared to $2.2 million or 21.3 percent of sales for fiscal 2001. Mail order expenses were $9.8 million for fiscal 2002, an increase of $1.7 million or 21.2 percent, from $8.1 million for fiscal 2001. This increase in expense was due to an increase in cost of sales of $700,000 associated with the increased sales volume, increased marketing and catalog costs of $600,000, and increased labor costs of $300,000.

        Management Fee Revenues.    Management fee revenue was $11.3 million for fiscal 2002, a decrease of $200,000 or 1.5 percent, from $11.5 million for fiscal 2001. The decrease was due to a decrease in the management fee effective October 1, 2002 as a result of an amendment to the TCBY Management Agreement.

        Other Operating Revenues.    Other operating revenues were $1.8 million for fiscal 2002, an increase of $1.5 million from $300,000 for fiscal 2001. This increase was primarily due to $1.5 million received under the Company's business interruption insurance policy for the loss of the Company's World Trade Center store as a result of the events of September 11, 2001.

        General and Administrative Expense.    General and administrative expenses were $33.0 million for fiscal 2002, an increase of $1.1 million or 3.3 percent, from $31.9 million for fiscal 2001. General and administrative expenses include operations and supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $7.4 million for fiscal 2002, an increase of $500,000 or 6.7 percent, from $6.9 million for fiscal 2001. This increase was principally due to increases in payroll and related costs of $300,000, employee recruitment of $100,000 and various other costs of $100,000.

        General and administrative expenses were $25.6 million for fiscal 2002, an increase of $600,000 or 2.3 percent, from $25.0 million for fiscal 2001. This increase was due to increases in workers compensation costs of $800,000, health insurance costs of $700,000, marketing costs of $600,000 and legal costs of $500,000. These increased costs were offset by decreases in bonus compensation of $1.1 million, professional fees of $700,000 and travel and other costs of $200,000.

        Stock Compensation Expense.    Stock compensation expense was $193,000 for fiscal 2002, a decrease of $1.8 million or 90.3 percent, from $2.0 million for fiscal 2001. During fiscal 2001, the Company recognized $2.0 million of non-cash compensation expense related to the then-vested portion of MFFB stock options issued to Company employees, in exchange for options that had previously been outstanding at Mrs. Fields' Holding as part of the Mrs. Fields Reorganization (see Note 1 of Notes to Consolidated Financial Statements included in Item 8 of part II of this report). The exchange of the options created a new measurement date and, because the exercise price of the exchanged options was equal to the exercise price of the original MFH options and the fair value of the MFFB common stock at the date of grant was higher than the exercise price of the new options, the Company recognized compensation expense for the difference between the fair value of the MFFB options vested upon issuance and the exercise price of the original Mrs Fields' Holding options that had already vested. Compensation expense of $193,000 recognized by the Company during fiscal 2002 represents the difference in the exercise price and the fair value of the MFFB common stock at the date of the grant of the new options for options that vested during fiscal 2002.

        TCBY Transition Income.    TCBY transition income of $2.4 million for fiscal 2002 represented reimbursement by TCBY Enterprises of transitional costs incurred by the Company in fiscal 2000. The timing of the reimbursement was subject to when TCBY Enterprises' dairy processing plant generated sufficient cash in excess of the working capital requirements to make the reimbursement or upon the sale of the dairy processing plant. The processing plant was sold in November 2002.

        Store Closure Provision.    Store closure provision was $378,000 for fiscal 2001. There were no stores identified for closure in 2002 that required a reserve to cover early lease terminations costs. During late 2001, the Company identified four stores that were not performing at acceptable levels and recorded a reserve of $378,000 for the stores' planned closure.

        Wal-Mart Restructuring Costs.    Wal-Mart restructuring costs were $7.5 million for fiscal 2002. In September 2002, the Company negotiated a release from Wal-Mart for the Company's Wal-Mart locations. In connection with that release, operations ceased at these locations on September 28, 2002. As a result, the carrying value of the equipment of $7.0 million was written off. Additionally, the associated inventory was written off and certain costs were incurred for exiting these stores. The Company does not anticipate incurring any additional charges associated with exiting the Wal-Mart locations.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $4.2 million for fiscal 2002, an increase of $200,000 or 5.1 percent, from $4.0 million for fiscal 2001. During fiscal 2002 and fiscal 2001, the Company wrote down to net realizable value approximately $4.2 million and $2.6 million, respectively, of impaired long-lived store assets and the goodwill associated with company owned stores. Impairment of long-lived assets principally represents the impairment of certain store locations and their associated assets. This increase was principally due to the general economic recession continuing in 2002, whereby, the estimated future undiscounted cash flows (defined as the store's contribution) were estimated to be insufficient to recover the carrying value of the store's assets over the store's current lease period, and renewal period if the store were considered a core store.

        In fiscal 2001, the Company recognized an impairment of $1.4 million relating to goodwill associated with the Original Cookie and Hot Sam brand names and recipes. In the impairment assessment, the Company evaluated the future undiscounted cash flows from store contribution for Original Cookie and Hot Sam stores over the stores' current lease period. At expiration of the lease period, the stores will either be closed or converted to a Mrs. Fields, Great American, Pretzel Time or Pretzelmaker stores.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $10.2 million for fiscal 2002, a decrease of $11.9 million or 54.0 percent, from $22.1 million for fiscal 2001. Depreciation expense was $8.8 million for fiscal 2002, a decrease of $800,000 or 8.7 percent, from $9.6 million for fiscal 2001. This decrease was principally due to the fewer store assets as a result of store closures, the sale of corporate stores to franchisees and impairment of store assets discussed above.

        Amortization expense was $1.4 million for fiscal 2002, a decrease of $11.1 million or 88.7 percent, from $12.5 million for fiscal 2001. This decrease was due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements. Under SFAS No. 142, amortization of goodwill ceased and is assessed annually for impairment.

        Other Operating Income, Net.    Other operating income, net was $2.0 million, an increase of $1.9 million from $75,000 for fiscal 2001. The increase in other operating income was the result of net gains on stores sold to franchisees.

        Interest Expense, Net.    Interest expense, net was $17.4 million for fiscal 2002, an increase of $100,000 or 0.4 percent, from $17.3 million for fiscal 2001. The increase was primarily due to higher average outstanding balance of the Company's line of credit during fiscal 2002.

        Provision for Income Taxes.    Provision for income taxes was $102,000 for fiscal 2002 compared to $21,000 for fiscal 2001. Provision for income taxes for fiscal 2002 and 2001 primarily consisted of state and foreign income taxes.

        Cumulative Effect of Accounting Change.    The Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its company owned stores reporting unit. Such charge is non-operational in nature and was recorded as a cumulative effect of an accounting change upon the mandatory adoption of SFAS No. 142 effective the beginning of fiscal 2002.

52 Weeks Ended December 29, 2001 ("Fiscal 2001")
Compared to the 52 Weeks Ended December 30, 2000 ("Fiscal 2000")

        Income (Loss) From Operations—Overview.    Loss from operations was $4.8 million for fiscal 2001 compared to income from operations of $2.2 million for fiscal 2000, a decrease in income from operations of $7.0 million. This decrease in income from operations was primarily attributable to a decrease in store contribution of $9.0 million and increases in general and administrative expenses of $5.5 million, stock compensation expense of $2.0 million and store closure provision of $1.4 million offset by increases in contributions from franchising and licensing of $2.0 million and mail order of $100,000, management fee revenue of $4.0 million, other operating revenues of $200,000 and other operating income of $300,000 and decreases in TCBY transition expense of $2.4 million, depreciation and amortization expense of $1.6 million and impairment of long-lived assets of $200,000.

        Store contribution was $22.5 million for fiscal 2001, a decrease of $9.0 million or 28.6 percent, from store contribution of $31.6 million for fiscal 2000. The decrease was a result of several factors. Prior to September 11, 2001 ("September 11") and as result of the economic recession, which commenced in March 2001, year-over-year sales were down 2.5 percent from that of the prior year. After September 11, year-over-year sales declined 5.6 percent from the prior year. The impact of the recession and September 11 resulted in year-over-year sales decrease of approximately $3.0 million and $1.3 million, respectively, aggregating to a reduction in year-over-year sales of $4.3 million and a reduction in store contribution of $3.0 million. The decrease in store contribution was also the result of contribution losses in poor performing stores identified for closure in 2001 of approximately $2.0 million, operating losses of the Wal-Mart locations of approximately $600,000, increased costs of raw materials, such as butter, of approximately $500,000 and labor and benefit increases of approximately $1.4 million.

        Of the Company's 474 corporate owned stores, 289 showed positive year-over-year results, and a store contribution margin of 18.9 percent, or 1 to 2 percent below expectations. The remaining stores included 87 stores with negative year-over-year sales, 45 Wal-Mart locations and 53 new stores and non year-over-year stores. These stores earned a negative contribution margin. The loss from these stores relative to target of 15 to 20 percent margin accounts for most of the year-over-year store contribution decline.

        Franchising and licensing contribution was $19.0 million for fiscal 2001, an increase of $2.0 million or 11.9 percent, from franchising and licensing contribution of $17.0 million for fiscal 2000. This increase was principally the result of an increase in royalties and license fees earned under its Mrs Fields branded product licenses for Mrs. Fields branded soft-baked cookies sold in retail stores and premium chocolates of $1.3 million and an increase in initial franchise fees and franchise royalties of $800,000.

        Mail order contribution was $2.2 million for fiscal 2001, an increase of $100,000 or 6.8 percent, from $2.1 million for fiscal 2000. This increase was attributable to an 11.7 percent increase in mail order sales offset by a 13.2 percent increase in mail order operating expenses.

        As discussed below, the results at the store contribution level were partially off set by strong performances in Franchising, Licensing, and Mail order.

        Company owned and Franchised or Licensed Store Activity.    As of December 29, 2001, there were 474 company owned stores and 1,017 franchised or licensed stores in operation. The store activity for fiscal 2001 and fiscal 2000 is summarized as follows:

	Fiscal 2001		Fiscal 2000
	Company Owned	Franchised or Licensed	Company Owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	431	972	476	992
Stores opened (including relocations and acquisitions)	43	100	12	122
Stores closed (including relocations)	(46)	(72)	(42)	(152)
Wal-Mart stores opened	45	18	—	—
Non-continuing company owned (closure plan) stores closed (September 18, 1996 forward)	—	—	(5)	—
Stores sold to franchisees	(7)	7	(15)	15
Non-continuing company owned (closure plan) stores franchised (September 18, 1996 forward)	—	—	(2)	2
Stores acquired from franchisees	8	(8)	7	(7)

Stores open as of the end of the fiscal year	474	1,017	431	972

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, were $126.4 million for fiscal 2001, a decrease of $8.3 million or 6.1 percent, from $134.7 million for fiscal 2000. Refrigerated cookie dough product sales were $1.2 million and $2.5 million for fiscal 2001 and fiscal 2000, respectively. The decrease in retail refrigerated cookie dough sales was principally due to the discontinuance of a frozen retail dough product. The product was discontinued due to its low contribution margin.

        Store sales were $125.2 million for fiscal 2001, a decrease of $7.0 million or 5.2 percent, from $132.2 million for fiscal 2000. As previously mentioned, the impact of September 11 and the recession hit the hardest in the fourth quarter of fiscal 2001. With the holiday shopping season, the fourth quarter is traditionally the Company's busy period with approximately 30 percent of annual store revenues occurring during that quarter. Net store revenues in the fourth quarter of fiscal 2001 decreased $3.7 million compared to the fourth quarter of fiscal 2000, representing 53.6 percent of the total decline in net store revenues from fiscal 2000 to fiscal 2001. The decrease in same store sales was the result of the general economic slow down and recession experienced in 2001 and the events of September 11, which reduced mall traffic and altered consumer-spending habits.

        Prior to the economic recession, which began in early 2001, the Company had experienced a 5.4 percent growth in store UWA sales from 1999 to 2000. However, the 2001 recession contributed to a 2.5 percent decrease in store UWA sales. The decrease in UWA sales was also the result of opening 45 Wal-Marts, which have experienced sales levels 60.0 percent lower than average. The original Wal-Mart model anticipated sales at 20.0 percent below average. Management believed that these locations offered a good opportunity to develop a presence outside of the mall environment.

        Cost of Sales—Store and Food.    Cost of sales was $29.6 million for fiscal 2001 and fiscal 2000. Cost of sales for the refrigerated cookie dough product sold to retail markets was $1.0 million and $1.8 million for fiscal 2001 and fiscal 2000, respectively.

        Cost of sales, stores only, was $28.6 million for fiscal 2001, an increase of $800,000 or 2.9 percent, from $27.8 million. As a percentage of net store sales, cost of sales increased from 21.1 percent in fiscal 2000 to 22.8 percent in fiscal 2001 due to an increase in raw ingredient costs and a change in product mix, including smoothies and other products that have lower gross margins. Butter costs increased by $500,000 in fiscal 2001 over the prior year.

        Selling and Store Occupancy Costs.    Selling and store occupancy costs were $74.3 million for fiscal 2001, an increase of $800,000 or 1.1 percent, from $73.5 million for fiscal 2000. Labor costs increased 4.2 percent or $1.5 million from $34.1 million in fiscal 2000 to $35.6 million in fiscal 2001. This increase was attributable to an increase in company owned stores primarily because of the Company's expansion into Wal-Mart, which had higher labor costs as a percentage of sales than traditional stores. Additionally, labor costs as a percent of sales increased from 25.7 percent for fiscal 2000 to 28.3 percent for fiscal 2001. Rent and occupancy expense decreased $500,000 or 1.6 percent from $28.4 million in fiscal 2000 to $27.9 million in fiscal 2001. This was the result of the closing of certain stores, some of which had unfavorable lease terms or lower contribution margins, and lower contingent rents incurred as a result of the lower sales volume offset by additional rent expense from the expansion of new Wal-Mart and other stores.

        With sales decreasing from the general economic recession and slowdown experienced in 2001, the Company experienced negative leverage of its labor and rent expense. Store staffing levels were maintained at low levels to minimize labor to sales ratios, with staffing models and staffing dollars, along with rents, becoming relatively more fixed in nature.

        Other store and selling expenses were $10.8 million for fiscal 2001, a decrease of $200,000 or 2.4 percent, from $11.0 million for fiscal 2000.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $29.6 million for fiscal 2001, an increase of $2.6 million or 9.4 percent, from $27.0 million for fiscal 2000. Franchising revenues were $24.8 million for fiscal 2001, an increase of $900,000 or 3.9 percent, from $23.9 million for fiscal 2000. The increase in franchising revenues was partially attributable to increases in royalties of $400,000 and initial franchise fees of $400,000. The increase in royalty revenues of $400,000 from our franchisees is primarily due to 45 additional franchised locations open in fiscal 2001 compared to fiscal 2000.

        Licensing revenues were $4.8 million for fiscal 2001, an increase of $2.1 million or 76.1 percent, from $2.7 million in fiscal 2000. Licensing revenues were positively impacted in fiscal 2001 by $1.7 million as a result of the sale of certain recipes and a licensing agreement with a national manufacturer of cookies. The license agreement allows for the sale of soft-baked cookies branded under the Mrs. Fields name in specified retail channels and geographic locations. Royalties under the licensing agreement for fiscal 2001 were $2.0 million compared to $1.1 million for fiscal 2000.

        Licensing revenues were also positively impacted in fiscal 2001 by an increase in royalties from a candy manufacturer that distributes premium candies branded under the Mrs. Fields name. Royalties under the license agreement were $645,000 for fiscal 2001 compared to $229,000 for fiscal 2000.

        Additionally, during 2001, the Company entered into international area license agreements in Switzerland, Japan and Saudi Arabia. Revenue associated with these license agreements is recognized over the term of the license, generally five years, or based upon the specific opening of franchised units as defined in the agreements. Revenue recognized under these agreements totaled $15,000 in fiscal 2001.

        Franchising and Licensing Expense.    Franchising and licensing expense was $10.6 million for fiscal 2001, an increase of $600,000 or 5.2 percent, from $10.0 million for fiscal 2000. This increase in costs was principally due to additional administrative costs incurred for international and domestic licensing costs associated with the merger of TCBY in 2000 of $700,000 offset by reduced operating and administrative costs of $300,000 of the Company's batter facility which sells cookie batter to its Great American Cookie franchisees.

        Mail Order Revenues.    Mail order revenues were $10.3 million for fiscal 2001, an increase of $1.1 million or 11.7 percent, from $9.2 million for fiscal 2000. Mail order revenues consisted of sales through the Company's catalog and e-tailing web-site. Internet sales increased 53.0 percent from fiscal 2000 and represented $4.2 million, or 40.1 percent, of total mail order sales in fiscal 2001. Mail order sales also increased as a result of obtaining corporate customers who have used Mrs. Fields products as promotional products or customer appreciation gifts.

        Mail Order Expense.    Mail order expense was $8.1 million for fiscal 2001, an increase of $1.0 million or 13.2 percent, from $7.1 million for fiscal 2000. During 2001, mail order incurred additional rent charges of $170,000 from fiscal 2000 as a result of its expansion and relocation to a new facility. This expansion allowed for additional capacity to service the $1.1 million increase in revenues and provides capacity for future growth. Labor costs associated with the increased revenues increased $500,000 and general and administrative costs increased $200,000 for marketing and catalog. Cost of sales, as a percent of sales, decreased from 41.9 percent for fiscal 2000 to 38.0 percent for fiscal 2001. Net contribution for mail order was $2.2 million for fiscal 2001, an increase of $100,000, or 4.7 percent, from $2.1 million for fiscal 2000.

        Management Fee Revenues.    Management fee revenue was $11.5 million for fiscal 2001, an increase of $4.0 million or 52.5 percent, from $7.5 million for fiscal 2000. The increase was due to the Company receiving a management fee from TCBY for providing operation and support services for the entire year of 2001 compared to only seven months in 2000. The TCBY Management Agreement was entered into on June 1, 2000.

        General and Administrative, and TCBY Transitional and Other Expenses.    General and administrative expenses were $31.9 million, an increase of $5.5 million or 20.7 percent, from $26.4 million for fiscal 2000. The increase in general and administrative expenses is principally due to the increased costs associated with the management of TCBY under the TCBY Management Agreement and was partially offset by the elimination of costs incurred in 2000 transitioning TCBY's operations to Salt Lake City that did not recur in 2001. The TCBY Management Agreement was in place for seven months for fiscal 2000 versus 12 months for fiscal 2001. The additional increase in general and administrative expenses, including TCBY transitional costs, is the result of hiring additional executive management and costs associated with executive recruitment, relocation, and transactional costs and professional fees associated with the merger into MFFB.

        Stock Compensation Expense.    Stock compensation expense was $2.0 million for fiscal 2001. During fiscal 2001, the Company recognized $2.0 million of non-cash compensation expense related to the then vested portion of MFFB stock options issued to Company employees, in exchange for options that had previously been outstanding at Mrs. Fields' Holding as part of the Mrs. Fields Reorganization (see Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report). The exchange of the options created a new measurement date and, because the exercise price of the exchanged options was equal to the exercise price of the original MFH options and the fair value of the MFFB common stock at the date of grant was higher than the exercise price of the new options, the Company recognized compensation expense for the difference between the fair value of the MFFB options that vested upon issuance and the exercise price of the original Mrs. Fields' Holding options that had already vested.

        Store Closure Provision.    Store closure provision was $378,000 for fiscal 2001 compared to a reversal of expense of $1.0 million in fiscal 2000. During late 2001, the Company identified four additional stores that were not performing at acceptable levels and recorded a reserve of $378,000 for the stores' planned closure. Prior to 1999, the Company recorded a store closure reserve to cover early lease termination costs under a plan to close or franchise existing stores that were not earning acceptable levels of contribution. During 1999 and 2000, the Company was successful in closing certain of these stores at a negotiated cost less than had been provided for in the plan. A total of $1.0 million of costs in excess of the amounts required to close the stores was reversed in 2000.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $4.0 million for fiscal 2001, a decrease of $200,000 or 5.6 percent from $4.2 million for fiscal 2000. The Company annually assesses the impairment of its long-lived assets. During fiscal 2001 and fiscal 2000, the Company wrote down to net realizable value approximately $2.6 million and $3.6 million, respectively, of impaired long-lived store assets and the goodwill associated with these stores. The Company assessed the future undiscounted cash flows from store contributions over the stores' current lease period, and renewal period if the stores were considered a core store.

        In fiscal 2001, the Company recognized an impairment of $1.4 million relating to goodwill associated with the Original Cookie and Hot Sam brand names and recipes. In the impairment assessment, the Company assessed the future undiscounted cash flows from store contribution for Original Cookie and Hot Sam stores over the stores' current lease period. At expiration of the lease period, the stores will either be closed or converted to a Mrs. Fields, Great American, Pretzel Time or Pretzelmaker stores.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $22.1 million for fiscal 2001, a decrease of $1.6 million or 6.7 percent, from $23.7 million for fiscal 2000. Depreciation expense was $9.6 million for fiscal 2001, a decrease of $800,000 or 7.8 percent from $10.4 million for fiscal 2000. Amortization expense was $12.5 million for fiscal 2001, a decrease of $800,000 or 5.9 percent from $13.3 million for fiscal 2000. These decreases were principally due to the store asset impairment recorded in fiscal 2001 and fiscal 2000 as previously discussed.

        Other Operating Income, Net.    Other operating income, net was $75,000 for fiscal 2001, an increase of $259,000, from other operating expense, net of $184,000 in 2000. The increase in other income was the result of net gains on stores sold to franchisees and property insurance proceeds received on the stores damaged as a result of the events September 11, 2001 in excess of the net book value of assets written off.

        Interest Expense, Net.    Interest expense, net for fiscal 2001 was $17.3 million, a decrease by $500,000 or 2.5 percent, from $17.8 million for fiscal 2000. The decrease was primarily due to lower effective interest on the Company's line of credit and lower balances outstanding on its capital lease obligations.

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

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand, available borrowings under its revolving credit facility and proceeds from the sale of assets. At December 28, 2002, the Company had $2.6 million of unrestricted cash and $6.5 million available under its $9.0 million revolving credit facility, which was replaced on January 16, 2003. The terms of the Company's indenture governing its outstanding senior notes limit the Company's ability to borrow under the credit facility to a total of $9.9 million, excluding letters of credit. At December 28, 2002, the Company had outstanding borrowings of $972,000 and outstanding letters of credit totaling $1.5 million, which were scheduled to mature on or prior to March 31, 2003.

        On January 16, 2003, the Company entered into a new credit facility with Foothill Capital Corporation ("Foothill"). The Foothill credit facility bears interest at the prime rate plus 1.75 percent.

The Foothill credit facility also requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill credit facility provides for $11.9 million of credit comprised of a $9.9 million revolving line of credit for financing working capital expenditures and $2.0 million for letters of credit. The Foothill credit facility matures November 1, 2004 and is secured by substantially all of the assets of the Company.

        Mrs. Fields' operations have been negatively impacted by the continued recession that began in 2001 and the events of September 11, 2001. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $66.6 million at December 28, 2002. Approximately $62.4 million of such net losses have been the result of non-cash expenses, including the loss from the cumulative effect of an accounting change, depreciation and amortization of intangible assets, debt issuance costs and asset impairment on Wal-Mart locations in fiscal 2002. The Company generated $6.8 million of cash from operating activities during fiscal 2002, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate those revenues. The Company generated $3.0 million of cash from investing activities during fiscal 2002, primarily from proceeds related to franchising 70 company owned stores, which were partially offset by capital expenditures. The Company utilized $10.6 million of cash for financing activities during fiscal 2002, principally due to payments on the Company's line of credit, long-term debt and capital leases.

        As of December 28, 2002, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $9.5 million, a decrease of $1.0 million or 9.2 percent, from December 29, 2001 when liquid assets were $10.5 million. Current assets were $13.3 million at December 28, 2002, a decrease of $3.9 million or 22.9 percent, from $17.2 million at December 29, 2001. This decrease was primarily the result of a decrease in cash and cash equivalents, inventories, amounts due from franchisees and licensees, amounts due from affiliates and assets held for sale, partially offset by an increase in prepaid rents.

        Long-term assets were $98.3 million at December 28, 2002, a decrease of $60.8 million or 38.2 percent, from $159.1 million at December 29, 2001. This decrease was due to a write off of goodwill in accordance with SFAS 142 of $39.1 million, write down of the carrying value of the long-term assets of the Company's Wal-Mart locations of $7.5 million, impairment of long-lived assets of $4.2 million, recurring depreciation and amortization of property and equipment, intangibles, and deferred loan costs and sale of company owned stores offset by purchases of property and equipment and amounts due from affiliates associated with the management fee retention amount under the TCBY Management Agreement of $1.5 million.

        Current liabilities were $32.7 million at December 28, 2002, a decrease of $6.9 million or 17.6 percent, from $39.6 million at December 29, 2001. This decrease is due to a decrease in accounts payable, borrowings on the Company's line of credit and current portion of store closure reserve, which was partially offset by an increase in the amounts due to affiliates related primarily to the Tax Allocation Agreement with MFFB.

        The Company's working capital deficit of $19.4 million at December 28, 2002 decreased by $3.0 million, or 13.6 percent, from a deficit of $22.4 million at December 29, 2001, for the reasons described above.

        As of December 28, 2002, Mrs. Fields is the tenant of 619 leases ("Operating Leases"), of which 252 are currently subleased to franchisees ("Franchise Leases") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent the Company subsidizes such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event the Company ceases operations at any location governed by the Operating Leases, the Company will be primarily liable for the satisfaction of all obligations of the tenant under such Leases.

        In January 2003, the Company entered into a supply agreement with Countryside to replace Multifoods as the Company's primary supplier of frozen bakery products through December 2006. It is anticipated that the transition from Multifoods to Countryside will be completed by May 2003. The agreement stipulates minimum annual purchase commitments of not less than 15.0 million pounds of the products, approximately $16.5 million based on weighted average prices in effect at December 28, 2002, each year through the end of the contract. The purchase commitment for fiscal 2003 will be prorated based on the commencement date of purchases from Countryside. The annual minimum purchase commitment of 15.0 million pounds of products approximates the amount of products purchased during fiscal 2002.

        The following table reflects the Company's future contractual cash obligations as of December 28, 2002 and the supply agreement with Countryside explained above (in thousands):

	Payments Due by Fiscal Year
Contractual Cash Obligations
	Total	2003	2004 - 2005	2006 - 2007	After 2007
Long-Term Debt	$142,156	$1,718	$140,395	$43	$—
Capital Lease Obligations	625	409	208	8	—
Operating Leases	127,553	27,399	42,539	27,529	30,086
Dough Purchases	66,000	16,500	33,000	16,500	—
Store Closure Reserve	1,910	678	722	189	321

Total Contractual Cash Obligations	$338,244	$46,704	$216,864	$44,269	$30,407

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Tax Allocation Agreement and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under of the Tax Allocation Agreement for fiscal 2002. During fiscal 2003, Mrs. Fields expects to pay MFFB approximately $3.5 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at its company owned and franchised stores.

        The Company is highly leveraged. In addition to its new credit facility with Foothill, the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). These notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under its new credit facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company may choose to sell additional company owned stores, defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months.

        Mrs. Fields, Mrs. Fields' Holding, MFFB and TCBY have engaged an investment banking firm to act as financial advisors to assist them in the evaluation of various financing alternatives, which may include, among other alternatives, the refinancing of the Senior Notes. There can be no assurances that the Company will be successful in refinancing the Senior Notes or consummating any other recommended financing alternatives.

Inflation

        The impact of inflation on the operations of the business has not been significant in recent years. Most of our leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States of America, which minimizes fluctuations in operating income. In addition, some of our employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through lower staffing of store operations and, if necessary, through product price increases.

Seasonality

        The Company's sales and income from store operations is highly seasonal given the significant impact of its mall-based locations. The Company's sales tend to mirror customer traffic flow trends in malls, which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases are also a significant factor in increased sales in the fourth quarter. The seasonality effect on income from store operations is even more significant than the effect on sales. The impact on income from store operations is more significant due to the fixed nature of certain store level costs, such as occupancy costs and store manager salaries. Once these fixed costs are covered by store sales, the flow through of sales to income from store operations becomes greater. Accordingly, the fourth quarter is a key determinant to overall profitability for the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's major market risk exposure is changing interest rates. The Company does not hedge against changes in interest rates. The Company's only financial instrument with a variable interest rate is its line of credit, which had a balance of $972,000 outstanding at December 28, 2002. An increase in the effective interest rate on the line of credit of 1.0 percent would increase interest expense by $10,000 per year for every $1.0 million that the Company had outstanding on its line of credit for a full year.

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates in the event of refinancing including principal cash flows and related weighted average interest rates by year of expected maturity dates. The table does not include non-interest bearing notes totaling $76,000 and unamortized discount of $202,000.

	2003	2004	2005	2006	Thereafter	Total	Fair Value as of December 28, 2002
	(in thousands)
Long-term debt, including current portion (fixed rate)	$1,707	$140,361	$12	$—	$—	$142,080	$80,480
Weighted average interest rate	9.8%	10.1%	9.5%	—	—	10.1%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Mrs. Fields' Original Cookies, Inc.:

We have audited the accompanying consolidated balance sheet of Mrs. Fields' Original Cookies, Inc. (a Delaware corporation) and subsidiaries as of December 28, 2002, and the related consolidated statements of operations and comprehensive loss, stockholder's deficit and cash flows for fiscal year ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Mrs. Fields' Original Cookies, Inc. and subsidiaries as of December 29, 2001 and for each of the two fiscal years in the period ended December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields' Original Cookies, Inc. and subsidiaries as of December 28, 2002 and the consolidated results of their operations and their cash flows for the fiscal year ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

KPMG LLP

Salt Lake City, Utah
March 7, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Mrs. Fields' Original Cookies, Inc. and subsidiaries consolidated financial statements as of December 29, 2001 and for each of the fiscal years in the two year period ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K because Arthur Andersen LLP has ceased operations.

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

/s/ ARTHUR ANDERSEN LLP Arthur Andersen LLP

Salt Lake City, Utah
March 1, 2002

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 28, 2002	December 29, 2001
CURRENT ASSETS:
Cash and cash equivalents	$2,667	$3,503
Accounts receivable, net of allowance for doubtful accounts of $124 and $61, respectively	2,434	2,513
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $953 and $1,083, respectively	4,493	4,584
Amounts due from affiliates	—	552
Inventories	2,998	3,987
Prepaid rent and other	671	399
Assets held for sale	—	1,664

Total current assets	13,263	17,202

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	32,701	42,205
Equipment and fixtures	27,737	29,091
Land	240	240

	60,678	71,536
Less accumulated depreciation and amortization	(43,227)	(36,943)

Net property and equipment	17,451	34,593

GOODWILL, net	64,115	105,513

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $7,936 and $6,728, respectively	10,619	12,627

DEFERRED LOAN COSTS, net of accumulated amortization of $11,516 and $9,263, respectively	4,292	5,945

AMOUNTS DUE FROM AFFILIATES	1,500	—

OTHER ASSETS	349	457

	$111,589	$176,337

See accompanying notes to consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	December 28, 2002	December 29, 2001
CURRENT LIABILITIES:
Bank borrowings under line of credit	$972	$9,044
Current portion of long-term debt	1,718	1,715
Current portion of capital lease obligations	373	850
Accounts payable	12,243	15,872
Accrued liabilities	4,051	3,522
Current portion of store closure reserve	678	1,182
Accrued salaries, wages and benefits	3,946	4,219
Accrued interest payable	1,099	1,163
Sales taxes payable	983	1,122
Amounts due to affiliates	6,575	881
Current portion of deferred revenue	13	73

Total current liabilities	32,651	39,643
LONG-TERM DEBT, net of current portion and discount	140,236	141,849
CAPITAL LEASE OBLIGATIONS, net of current portion	203	559
STORE CLOSURE RESERVE, net of current portion	1,232	1,857
DEFERRED REVENUE, net of current portion	3,869	965

Total liabilities	178,191	184,873

MINORITY INTEREST	—	38

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	64,575	64,612
Deferred stock compensation	(493)	(723)
Accumulated deficit	(130,549)	(72,371)
Accumulated other comprehensive loss	(135)	(92)

Total stockholder's deficit	(66,602)	(8,574)

COMMITMENTS AND CONTINGENCIES
	$111,589	$176,337

See accompanying notes to consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

	52 Weeks Ended
	December 28, 2002	December 29, 2001	December 30, 2000
REVENUES:
Net store and food sales	$115,458	$126,389	$134,653
Franchising and licensing	32,616	29,595	27,043
Mail order	12,628	10,265	9,186
Management fee revenue	11,315	11,485	7,533
Other operating revenue	1,838	279	112

Total revenues	173,855	178,013	178,527

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	72,434	74,276	73,491
Cost of sales—store and food	27,379	29,572	29,610
Franchising and licensing	9,989	10,620	10,093
Mail order	9,782	8,074	7,134
General and administrative	32,968	31,909	26,438
Stock compensation expense	193	1,990	—
TCBY transition (income) expense	(2,442)	—	2,442
Store closure provision (reversal)	—	378	(1,014)
Wal-Mart restructuring costs	7,530	—	—
Impairment of long-lived assets	4,196	3,992	4,232
Depreciation	8,772	9,611	10,426
Amortization—goodwill and intangibles	1,409	12,497	13,279
Other operating (income) expense, net	(2,008)	(75)	184

Total operating costs and expenses	170,202	182,844	176,315

Income (loss) from operations	3,653	(4,831)	2,212
Interest expense, net	(17,412)	(17,342)	(17,791)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(13,759)	(22,173)	(15,579)
Provision for income taxes	(102)	(21)	(3,841)

Loss before minority interest and cumulative effect of accounting change	(13,861)	(22,194)	(19,420)
Minority interest	38	(7)	26

Loss before cumulative effect of accounting change	(13,823)	(22,201)	(19,394)
Loss from cumulative effect of accounting change	(39,111)	—	—

Net loss	$(52,934)	$(22,201)	$(19,394)

COMPREHENSIVE LOSS:
Net loss	$(52,934)	$(22,201)	$(19,394)
Foreign currency translation adjustment	(43)	(6)	(86)

Comprehensive loss	$(52,977)	$(22,207)	$(19,480)

See accompanying notes to consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
BALANCE, January 1, 2000	400	$—	$61,899	$—	$(27,442)	$—	$34,457
Distribution to parent under tax sharing agreement	—	—	—	—	(2,534)	—	(2,534)
Other comprehensive loss	—	—	—	—	—	(86)	(86)
Net loss	—	—	—	—	(19,394)	—	(19,394)

BALANCE, December 30, 2000	400	—	61,899	—	(49,370)	(86)	12,443
Deferred stock compensation	—	—	2,713	(2,713)	—	—	—
Compensation-parent company option grants	—	—	—	1,990	—	—	1,990
Distribution to parent under tax sharing agreement	—	—	—	—	(800)	—	(800)
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	(22,201)	—	(22,201)

BALANCE, December 29, 2001	400	—	64,612	(723)	(72,371)	(92)	(8,574)
Stock compensation expense	—	—	—	193	—	—	193
Unvested options returned to plan	—	—	(37)	37	—	—	—
Distribution to parent under tax sharing agreement	—	—	—	—	(5,244)	—	(5,244)
Other comprehensive loss	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	(52,934)	—	(52,934)

BALANCE, December 28, 2002	400	$—	$64,575	$(493)	$(130,549)	$(135)	$(66,602)

See accompanying notes to consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	52 Weeks Ended
	December 28, 2002	December 29, 2001	December 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,934)	$(22,201)	$(19,394)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects from acquisitions in 2001 and 2000:
Loss from cumulative effect of accounting change	39,111	—	—
Impairment of long-lived assets	4,196	3,992	4,232
Depreciation and amortization	10,181	22,108	23,705
Asset write off—Wal-Mart locations	6,972	—	—
Amortization of deferred loan costs and accretion of loan discount	1,759	2,596	2,796
Stock compensation expense	193	1,990	—
(Gain) loss on disposition of assets	(2,946)	(97)	439
Deferred income taxes	—	—	3,499
Minority interest	(38)	(13)	(60)
Changes in assets and liabilities:
Accounts receivable, net	79	2,521	(852)
Amounts due from franchisees and licensees	91	(201)	(247)
Amounts due to/from affiliates, net	(498)	(1,441)	(2,534)
Inventories	989	760	291
Prepaid rent and other	(272)	222	711
Other assets	1,772	233	(474)
Accounts payable	(3,629)	6,006	1,167
Accrued liabilities	529	(353)	(1,058)
Store closure reserve	(1,129)	(740)	(3,415)
Accrued salaries, wages and benefits	(273)	293	724
Accrued interest payable	(64)	(40)	(146)
Sales taxes payable	(139)	49	(55)
Deferred revenue	2,844	789	117

Net cash provided by operating activities	6,794	16,473	9,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,881)	(21,445)	(9,850)
Proceeds from the sale of assets	8,915	171	66
Purchase of stores from parent	—	307	—

Net cash provided by (used in) investing activities	3,034	(20,967)	(9,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit	(8,072)	6,124	2,920
Principal payments on long-term debt	(1,716)	(659)	(929)
Payment of debt financing costs	—	—	(338)
Principal payments on capital lease obligations	(833)	(973)	(1,567)
Reduction in preferred stock of Pretzel Time	—	—	(1,070)

Net cash (used in) provided by financing activities	(10,621)	4,492	(984)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(43)	(6)	(86)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(836)	(8)	(1,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	3,503	3,511	4,919

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$2,667	$3,503	$3,511

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:

        Cash paid for interest was approximately $15.1 million, $14.9 million and $17.7 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        Cash paid for income taxes was approximately $226,000, $115,000, and $305,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Supplemental Disclosure of Noncash Investing and Financing Activities:

        During the year ended December 28, 2002, the Company recorded distributions of $5.2 million due to its ultimate parent, Mrs. Fields Famous Brands, Inc. under a tax sharing agreement that was entered into in September 2001. Mrs. Fields paid $5.0 million to MFFB in March 2003 relating to its obligations under the tax sharing agreement.

        During the years ended December 28, 2002 and December 29, 2001, the Company recognized $193,000 and $2.0 million, respectively, of non-cash compensation expense related to the issuance of MFFB stock options, as part of the Mrs. Fields Reorganization, to Company employees in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

See accompanying notes to consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

        Mrs. Fields' Original Cookies, Inc., a Delaware corporation (the "Company" or "Mrs. Fields"), is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc., a Delaware corporation ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc., a Delaware corporation ("MFFB"), which was established to combine Mrs. Fields' Holding and TCBY Holding Company, Inc., a Delaware corporation ("TCBY Holding"), under a common parent. The Company has ten wholly owned operating subsidiaries, Great American Cookie Company, Inc., Pretzel Time, Inc., Pretzelmaker, Inc., Mrs. Fields Gifts, Inc., Mrs. Fields Cookies Australia, Mrs. Fields Cookies (Canada) Ltd., Pretzelmaker Canada, Inc., Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., CMBC, Inc. and two partially owned subsidiaries.

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

        The Company is highly leveraged and has sustained net losses for several years. The Company has negative working capital of $19.4 million at December 28, 2002. The Company's borrowing capacity is limited by covenants within its Senior Debt agreements. As a result of these factors, the Company's operations are sensitive to downturns in the economy and negative changes in interest rates. The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter of the calendar year. Because the Company's stores are heavily concentrated in shopping malls, sales performance is significantly dependent on traffic in such malls.

Business Combinations

  Pretzel Time Franchise Stores

        On October 30, 2000, Mrs. Fields' Holding acquired all of the stock of Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., and CMBC, Inc., which collectively owned and operated 20 Pretzel Time stores, for approximately $3.9 million, cash of $700,000 and a $3.2 million note, payable over a three-year period. The acquisition was accounted for using the purchase method of accounting (based on the fair values of the net assets acquired) and resulted in recording $2.5 million of goodwill and $800,000 of other intangible assets.

        On December 29, 2001, the Company entered into an Assignment and Assumption Agreement with Mrs. Fields' Holding whereby the assets, liabilities and common stock relating to these three wholly owned subsidiaries of Mrs. Fields' Holding which own and operate 20 Pretzel Time stores were assigned to the Company. The execution of the agreement resulted in recording working capital assets comprised of cash and inventory of $468,000, net property and equipment relating to the stores of $847,000, goodwill and other intangibles of $2.5 million and the assumption of various liabilities of

$3.8 million, including a $607,000 note payable to Mrs. Fields' Holding. The note is payable upon demand and bears interest at 14.0 percent.

        Pro forma operating results (unaudited) of the Company for the fiscal years ended December 29, 2001 and December 30, 2000 assuming the acquisition of the Pretzel Time franchise stores described above had been made at the beginning of fiscal 2000, are as follows (dollars in thousands):

	December 29, 2001	December 30, 2000
Revenue	$182,831	$184,440
Net loss	(22,535)	(19,274)

Mrs. Fields Reorganization

        On September 29, 2001, Mrs. Fields' Holding completed a reorganization (the "Mrs. Fields Reorganization"), pursuant to which the stockholders and option holders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to MFFB in exchange for the same number of shares of common stock and preferred stock of MFFB and MFFB options with essentially the same terms, except that the holders of the MFFB preferred stock have the right to vote together with the holders of MFFB common stock on matters submitted to the vote of the common stockholders.

        During the years ended December 28, 2002 and December 29, 2001, the Company recognized $193,000 and $2.0 million of non-cash compensation expense, respectively, related to the fiscal 2001 issuance of the MFFB stock options. The employees of the Company are the beneficiaries of the grant of options in MFFB stock and, therefore, the related expense is reflected in the Company's consolidated financial statements.

        Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of MFFB merged with and into TCBY Holding (the "Merger"). As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBY Holding have become first tier subsidiaries of MFFB.

        The Mrs. Fields Reorganization and Merger did not result in a "change of control" of Mrs. Fields' Holding or its subsidiaries under the indenture governing the 14 percent Senior Secured Discount Notes due December 1, 2005 of Mrs. Fields' Holding, the Indenture governing the 10 1/8 percent Senior Notes due December 1, 2004 of Mrs. Fields, or agreements governing Mrs. Fields' other indebtedness.

Impact of Events of September 11, 2001

        As a result of the September 11th attacks, the Company lost one store located in the World Trade Center. Additionally, a corporate store located in close proximity to the attack suffered inventory and property loss. The financial impact of property damage and inventory losses to these two stores was a net book value of approximately $340,000, consisting of $23,000 of inventory and $315,000 of equipment, fixtures and facilities, as well as the loss of future store contribution from the World Trade Center store. In fiscal 2001, the Company recovered $407,000 for the loss of inventory and equipment, fixtures and facilities under its property insurance. In fiscal 2002, the Company recovered $1.5 million under its business interruption insurance policy for loss of its World Trade Center location, which is included in "Other operating revenue" in the consolidated statements of operations.

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

  Related Party Transactions

        Mrs. Fields has contractual relationships with various affiliates, primarily Mrs. Fields' Holding, TCBY Holding, TCBY Enterprises, Inc. ("TCBY Enterprises"), a wholly owned subsidiary of TCBY Holding and TCBY Systems, LLC ("TCBY Systems"), a wholly owned subsidiary of TCBY Enterprises (collectively "TCBY"), which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transaction. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that the Company will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Board of Directors. Individual affiliate transactions or a series of related transactions in excess of $5.0 million require an "opinion of fairness" by an accounting, appraisal or investment banking firm.

  Sources of Supply

        The Company currently buys a significant amount of its food products from four suppliers. Management believes that other suppliers could provide similar products with comparable terms.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Allowance for Doubtful Accounts

        The Company sells product to and receives royalties from its franchisees and sells product to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect our ability to collect amounts that are due to Mrs. Fields include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. We are required to establish an estimated allowance for the amounts included in accounts receivable that we will not be able to collect in the future. To establish this allowance, we evaluate the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, we may have to provide for a greater level of expense in future periods or to reverse amounts provided in prior periods.

  Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 28, 2002, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. As of December 28, 2002, the Company had restricted cash of $75,000.

  Inventories

        Inventories consist of raw ingredients, food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value. Inventories at December 28, 2002 and December 29, 2001 are comprised of the following (in thousands):

	December 28, 2002	December 29, 2001
Food and beverage	$1,067	$2,306
Supplies and novelties	1,651	1,386
Raw ingredients	280	295

	$2,998	$3,987

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

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

        The Company compared the implied fair value of the "company owned stores" reporting unit's goodwill with the carrying amount of its goodwill, both of which are measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. As a result, the Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its "company owned stores" reporting unit. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations and comprehensive loss. Included in "corporate owned stores" assets are recognized assets, tradenames, trademarks, and recipes, whose implied fair values exceed the current carrying value of the assets by approximately $35.0 million. Since SFAS 142 does not allow for any step up in the carrying value of the assets, the allocated fair value necessitated the $39.1 million reduction in goodwill.

        Prior to the adoption of SFAS 142, the Company amortized goodwill over 15 years. The following outlines the impact of SFAS 142 on net loss as a result of non-amortization of goodwill beginning in fiscal 2002 (in thousands):

	December 28, 2002	December 29, 2001	December 30, 2000
Loss before cumulative effect of accounting change	$(13,823)	$(22,201)	$(19,394)
Add back: Goodwill amortization	—	11,205	11,254

Adjusted loss before cumulative effect of accounting change	(13,823)	(10,996)	(8,140)
Loss from cumulative effect of accounting change	(39,111)	—	—

Adjusted net loss	$(52,934)	$(10,996)	$(8,140)

        The following outlines the Company's goodwill by reporting unit (in thousands):

	Company Owned Stores	Franchising	Licensing	Mail Order	Total
Balance at December 29, 2001	$41,398	$60,404	$1,852	$1,859	$105,513
Goodwill disposed of in connection with store asset sales	(2,287)	—	—	—	(2,287)
Impairment recognized upon adoption of SFAS 142	(39,111)	—	—	—	(39,111)

Balance at December 28, 2002	$—	$60,404	$1,852	$1,859	$64,115

        Trademarks and other intangible assets are comprised of definite lived assets. Trademarks, tradenames and recipes are amortized over 15 years while franchise license rights and covenants not to compete are amortized over 5 to 7 years. The following outlines the Company's trademarks and other intangibles as of December 28, 2002 and December 29, 2001 (in thousands):

	December 28, 2002	December 29, 2001
Trademarks and tradenames	$8,301	$8,301
Recipes	8,301	8,301
Licenses and other	1,953	2,753

	18,555	19,355
Accumulated amortization	(7,936)	(6,728)

	$10,619	$12,627

        Amortization expense for the intangible assets for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 was $1.4 million and $1.3 million and $2.0 million, respectively. In addition, the Company wrote-off licenses paid to TCBY for the Company's Wal-Mart locations of $755,000 as part of the Wal-Mart restructuring in fiscal 2002. Estimated amortization for the next five years is: $1.2 million in 2003, $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006 and $1.1 million in 2007.

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

  Long-Lived Assets

        Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be fully recovered. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. Impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

        During the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company wrote down approximately $4.2 million, $3.9 million and $4.2 million, respectively, of impaired long-lived assets. These impairments included approximately $4.2 million of equipment and leasehold improvements at company owned stores for the year ended December 28, 2002, $1.6 million of equipment and leasehold improvements at company owned stores for the year ended December 29, 2001 and approximately $1.5 million of equipment and leasehold improvements at company owned stores for the year ended December 30, 2000. The Company intends to franchise or continue to operate these stores through the end of their respective contractual lease terms. These assets are expected to be disposed of when the leases expire or the store is franchised. Additionally, approximately $0, $859,000 and $2.1 million of goodwill that had been allocated to the impaired assets was written down for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        On February 8, 2002, the Company entered into an asset sale agreement to sell 12 stores to a franchisee in the Houston market for $4.1 million. The Company reduced the goodwill associated with these stores by $722,000 in fiscal 2001 to reflect the realizable value. Assets held for sale at December 29, 2001 consists of the carrying value of the store assets sold in February 2002.

        During the year ended December 29, 2001, the Company recognized an impairment of $1.4 million relating to goodwill associated with the Original Cookie and Hot Sam brand names and recipes. This impairment is included in amortization expense and was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's assessment was based on cash flows from store contribution for Original Cookie and Hot Sam stores over the stores' current lease period. At expiration of the lease period, the stores will either be closed or converted to a Mrs. Fields, Great American, Pretzel Time or Pretzelmaker store.

        During the years ended December 28, 2002, December 29, 2001 and December 30, 2000, stores associated with impaired assets generated losses of approximately $1.8 million, $2.4 million and $1.9 million, respectively. No provisions were recorded for estimated future store operating losses.

  Wal-Mart Restructuring Costs

        Based upon historical operating trends of the Wal-Mart locations, and to eliminate future operational losses from these locations, management determined to close the Company's stores located within Wal-Mart. The Company negotiated a release from these locations from Wal-Mart effective September 28, 2002. During the year ended December 28, 2002, the Company recorded a non-cash charge of $6.2 million for the write-off of the leasehold improvements and store assets located within Wal-Mart and $755,000 for the write-off of intangibles associated with TCBY licenses for these Wal-Mart locations. In addition, the Company incurred exit costs of $530,000 associated with loss of inventory and other costs. The Company has no further obligations for these store locations. Management does not anticipate any further costs or charges related to these locations in the future. Sales generated from the Wal-Mart locations were $3.6 million and $1.7 million for the years ended December 28, 2002 and December 29, 2001, respectively, and store operating losses of $1.5 million and $600,000, respectively.

  Store Closure Reserve

        The Company accrues an estimate for the costs associated with closing a non-performing store in the period the determination is made to close the store. The accruals are for estimated store lease termination costs (see Note 5).

  Revenue Recognition

        Revenues generated from company owned stores are recognized at the point of sale. Initial franchising fees and licensing and other fee revenues are recognized when all material services or conditions relating to the sale have been substantially performed or satisfied, which is generally upon the opening of a store. Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned. Minimum royalty payments under other licensing agreements are deferred and recognized on a straight-line basis over the term of the agreement. Revenues from the sale of cookie dough that the Company produces and sells to franchisees are recognized at the time of shipment and are classified in franchising revenue. Revenues from the sale of cookie dough to grocery stores and wholesale clubs are recognized upon shipment and are included in store and food sales. Revenues from mail order are recognized at the time of shipment. Management fee revenues are recognized as the services are performed or deferred, if so required, under the terms of a management agreement with TCBY. The Company receives formulation fees and allowances from suppliers based (directly or indirectly) on sales to franchisees and company owned stores. Formulation fees and allowances related to franchisees are recorded as franchising revenue when earned. Formulation fees and allowances related to company owned stores are recorded as a reduction to cost of sales when earned.

  Shipping and Handling Costs

        The Company charges its mail order and batter facility customers for shipping and handling costs and records the revenue in mail order sales and franchising and licensing revenues, respectively. The costs for shipping and handling are included in mail order expense and franchising and licensing expense, respectively.

  Leases

        The Company has various operating lease commitments on both company owned and franchised store locations and equipment. Expenses of operating leases with escalating payment terms, including leases underlying subleases with franchisees, are recognized on a straight-line basis over the lives of the related leases. Contingent rental expense is accrued on a monthly basis for those retail stores where contingent rental expense is probable. During the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company incurred contingent rental expense of approximately $283,000, $519,000 and $558,000, respectively.

  Income Taxes

        The Company is included in the consolidated federal income tax return of MFFB, the Company's ultimate parent. For financial reporting purposes, the Company recognizes income tax expense and deferred tax assets and liabilities as if it were filing a separate tax return. The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

  Foreign Currency Translation

        The balance sheet accounts of foreign subsidiaries are translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the periods presented.

  Fair Value of Financial Instruments

        The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $78.4 million and $121.8 as of December 28, 2002 and December 29, 2001, respectively. These estimates are based on quoted market prices. The book values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other long-term debt obligations, approximate fair values at the respective balance sheet dates.

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

        Advertising costs are expensed as incurred. During the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company incurred advertising expenses excluding the expenditures of the advertising funds totaling approximately $3.8 million, $3.1 million and $3.4 million, respectively.

  Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

3.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 28, 2002	December 29, 2001
Series A/B senior unsecured notes, interest at 10 1/8 percent payable semi-annually in arrears on June 1 and December 1, due December 1, 2004	$100,000	$100,000
Series C senior unsecured notes, interest at 10 1/8 percent payable semi-annually in arrears on June 1 and December 1, due December 1, 2004	40,000	40,000
Discount related to the issuance of $40,000 Series C senior unsecured notes, net of accumulated amortization of $397 and $291, respectively	(202)	(308)
Notes payable to individuals or corporations with interest terms ranging from non-interest bearing to 15 percent, due at various dates in 2006, requiring monthly payments	2,156	3,872

	141,954	143,564
Less current portion	(1,718)	(1,715)

	$140,236	$141,849

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

        On August 24, 1998, the Company issued $40.0 million total principal amount of Series C Senior Notes due December 1, 2004 in connection with the acquisitions of Great American Cookie Company, Inc. and 48 stores from four franchisees. The Series C Senior Notes were issued under the Indenture, which also governs the terms of the Series A/B Senior Notes in a private transaction that was not subject to the registration requirements of the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes will be collectively referred to as the "Senior Notes." On June 21, 2000, all of the Series C Senior Notes and the remaining Series A Senior Notes were exchanged for the Series A/B Senior Notes, which were registered under the Securities Act.

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

        The total amount of principal maturities of debt at December 28, 2002 is as follows (in thousands):

Fiscal Year
2003	$1,718
2004	140,372
2005	23
2006	43
2007	—

$142,156

  Line of Credit

        On January 16, 2003, the Company entered into a new credit facility with Foothill Capital Corporation ("Foothill"). The Foothill credit facility bears interest at the prime rate plus 1.75 percent. The Foothill credit facility also requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill credit facility provides for $11.9 million of credit comprised of a $9.9 million revolving line of credit for financing working capital expenditures and $2.0 million for letters of credit. The Foothill credit facility matures November 1, 2004 and is secured by substantially all of the assets of the Company. The Foothill credit facility, among other things, (i) requires Mrs. Fields to maintain certain financial ratios and covenants, including a minimum adjusted earnings before interest, income taxes, depreciation and amortization; a minimum leverage ratio and a minimum fixed charge coverage ratio; (ii) limits aggregate capital expenditures in any fiscal year to $4.3 million; (iii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iv) restricts the payment of dividends without the prior consent of the lender.

        As of December 28, 2002, the Company had a line of credit facility with a commercial bank that provided for borrowings and the issuance of letters of credit up to $9.0 million. The Company had outstanding borrowings of $972,000 and outstanding letters of credit of $1.5 million under the line of credit facility as of December 28, 2002.

  Capital Lease Obligations

        Future minimum lease payments for equipment held under capital lease arrangements as of December 28, 2002 are as follows (in thousands):

Fiscal Year
2003	$409
2004	166
2005	42
2006	8

Total future minimum lease payments	625
Less amount representing interest	(49)

576
Less current portion	(373)

$203

        As of December 29, 2002 and December 28, 2001, total assets held under capital lease arrangements were approximately $4.2 million and $5.3 million with accumulated amortization of approximately $3.7 million and $3.9 million, respectively.

4.    INCOME TAXES

        The components of the provision for income taxes for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 are as follows (in thousands):

	December 28, 2002	December 29, 2001	December 30, 2000
Current:
Federal	$—	$—	$—
State	40	(3)	316
Foreign	62	24	26
Deferred:
Federal	(12,945)	(5,962)	(4,335)
State	(375)	(929)	(676)
Change in valuation allowance	13,320	6,891	8,510

Total provision for income taxes	$102	$21	$3,841

        The differences between income taxes at the U.S. federal statutory income tax rate and income taxes reported in the consolidated statements of operations are as follows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000:

	December 28, 2002	December 29, 2001	December 30, 2000
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Amortization of non-deductible goodwill	9.6	7.1	10.5
State franchise minimum taxes	—	—	1.3
Foreign taxes	0.1	0.1	0.2
Change in valuation allowance	24.5	26.9	46.7

Effective income tax rate	0.2%	0.1%	24.7%

        The significant components of the Company's deferred income tax assets and liabilities at December 28, 2002 and December 29, 2001 are as follows (in thousands):

	December 28, 2002	December 29, 2001
Deferred income tax assets:
Net operating loss carryforward	$23,084	$18,942
Depreciation and amortization	16,803	7,516
Other reserves	864	1,339
Store closure reserve	750	1,193
Accrued expenses	1,272	1,677
Alternative minimum tax credit carryforward	—	215
Transaction cost accrual	142	143
Deferred revenue	1,489	59

Total deferred income tax assets	44,404	31,084
Valuation allowance	(44,404)	(31,084)

Deferred income tax assets net of valuation allowance	—	—

Deferred income tax liabilities:
Other	—	—

Total deferred income tax liabilities	—	—

Net deferred income tax assets	$—	$—

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

        As of December 28, 2002, the Company had net operating losses of $62.3 million that can be carried forward to offset U.S. federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has acquired companies which have had a greater than 50 percent ownership change. Consequently, a certain amount of these companies' tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of these companies' value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

        As a result of the Mrs. Fields Reorganization, the Company entered into an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of the Mrs. Fields Reorganization date. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. federal income tax return. The exact amount of any compensation MFFB receives from a subsidiary or subgroup of subsidiaries is contingent upon the length of time between the utilization date and the date of the Mrs. Fields Reorganization and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement. During the year ended

December 28, 2002, TCBY paid $200,000 to MFFB and ultimately to the Company as settlement of anticipated compensation. For the year ended December 28, 2002, the Company and its subsidiaries recorded distributions of $5.2 million due to MFFB under the Tax Allocation Agreement. In March 2003, Mrs. Fields paid $5.0 million to MFFB relating to its obligations under the Tax Allocation Agreement for fiscal 2002. During the years ended December 29, 2001 and December 30, 2000, the Company distributed and paid approximately $800,000 and $2.5 million, respectively, to Mrs. Fields' Holding under a tax sharing agreement, which had been in effect since 1998.

5.    STORE CLOSURE RESERVE

        The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under-performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize an impairment loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the costs of closing the store are reserved. These costs consist primarily of estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores targeted for closure may have been closed, the store closure reserve will continue to have a balance until all cash payments have been made. The Company does not accrue for future expected operating losses.

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision (reversal) in the statement of operations. As of December 28, 2002, the remaining store closure reserve was $1.9 million.

  Store Closure Reserve Payment Obligations

        As of December 28, 2002, the estimated future cash payments under the store closure reserve are as follows (in thousands):

Fiscal Year
2003	$678
2004	465
2005	257
2006	123
2007	66
Thereafter	321

$1,910

        Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve for the periods indicated (in thousands):

	Mrs. Fields, Inc. and Original Cookie Co.		H&M		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Total Business Combination and Company Owned Stores
Balance, January 1, 2000	$1,614	$1,581	$536	$294	$109	$86	$1,674	$545	$105	$650	$4,038	$3,156	$7,194
Additional reserves for continuing company owned and franchised stores targeted for closure, December 30, 2000	19	258	—	—	—	—	—	—	—	—	19	258	277
Reversal during the 52 weeks ended December 30, 2000	(62)	(18)	(60)	(75)	—	(85)	—	(400)	(1)	(650)	(123)	(1,228)	(1,351)
Utilization for the 52 weeks ended December 30, 2000	(708)	(602)	(117)	(134)	(44)	(1)	(561)	(145)	(29)	—	(1,459)	(882)	(2,341)

Balance, December 30, 2000	863	1,219	359	85	65	—	1,113	—	75	—	2,475	1,304	3,779
Additional reserves for continuing company owned and franchised stores targeted for closure, December 29, 2001	117	673	7	84	—	89	7	—	28	38	159	884	1,043
Reversal during the 52 weeks ended December 29, 2001	(218)	(97)	(9)	(5)	(4)	—	(332)	—	—	—	(563)	(102)	(665)
Utilization for the 52 weeks ended December 29, 2001	(247)	(447)	(71)	(51)	(29)	—	(239)	—	(28)	(6)	(614)	(504)	(1,118)

Balance, December 29, 2001	515	1,348	286	113	32	89	549	—	75	32	1,457	1,582	3,039
Additional reserves for continuing company owned and franchised stores targeted for closure, December 28, 2002	24	47	—	—	—	—	2	—	—	—	26	47	73
Reversal during the 52 weeks ended December 28, 2002	—	—	—	—	(1)	(64)	—	—	—	(1)	(1)	(65)	(66)
Utilization for the 52 weeks ended December 28, 2002	(163)	(546)	(46)	(111)	(8)	—	(203)	—	(28)	(31)	(448)	(688)	(1,136)

Balance, December 28, 2002	$376	$849	$240	$2	$23	$25	$348	$—	$47	$—	$1,034	$876	$1,910

        During the years ended December 28, 2002 and December 29, 2001 there were $0 of reversals used to reduce goodwill. During the year ended December 30, 2000 approximately $60 of reversals were used to reduce goodwill.

6.    COMMITMENTS AND CONTINGENCIES AND DEBT OF MRS. FIELDS' HOLDING

  Stock Pledged as Collateral and Debt of Mrs. Fields' Holding

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

  Legal Matters

        The Company is the subject of certain legal actions, which it considers routine to its business activities. Management, after consultation with legal counsel, believes that the potential liability to the Company under any such actions is adequately accrued for or will not materially affect the Company's consolidated financial position, results of operations or liquidity.

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

        Rent expense was as follows for the periods presented (in thousands):

	December 28, 2002	December 29, 2001	December 30, 2000
Minimum rentals	$37,114	$37,450	$37,641
Contingent rentals	283	519	558
Sub-lease rentals	(11,323)	(11,174)	(11,472)

	$26,074	$26,795	$26,727

        As of December 28, 2002, Mrs. Fields is the tenant of 619 leases, of which 252 are currently subleased to franchisees ("Franchise Lease") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent the Company subsidizes such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event the Company ceases operations at any location governed by the operating leases, the Company will be primarily liable for the satisfaction of all obligations of the tenant under such leases. Most of Mrs. Fields operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and other expenses, as well as contingent rents, which generally range from 8 to 10 percent of net retail store sales in excess of stipulated amounts.

        As of December 28, 2002, the future minimum lease payments due under operating leases (including future minimum lease payments for stores in the process of being closed or franchised), which include required lease payments for those stores that have been subleased, are as follows (in thousands):

Fiscal Year
2003	$27,399
2004	23,205
2005	19,334
2006	15,306
2007	12,223
Thereafter	30,086

$127,553

        As of December 28, 2002, the future minimum sublease payments due to the Company under these leases are as follows (in thousands):

Fiscal Year
2003	$10,603
2004	8,509
2005	6,770
2006	4,591
2007	3,100
Thereafter	3,730

$37,303

  Contractual Arrangements

        In January 2003, the Company entered into a supply agreement to buy frozen dough products through 2006. The agreement stipulates minimum annual purchase commitments of not less than 15.0 million pounds of the products, approximately $16.5 million based on weighted average prices in effect at December 28, 2002, each year through the end of the contract. The Company or the supplier may terminate the supply agreement if the other party defaults on any of the performance covenants.

        The Company has employment agreements with four executive officers with terms of two to three years. The agreements are for a total annual base salary of $1.2 million. If the Company terminates employment without cause, or the employee terminates employment with good reason, the employee can receive severance pay of 18 to 24 months of his or her then current base salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance is paid in 12 equal monthly installments. The agreements have customary provisions for other benefits and also include noncompetition clauses.

7.    RELATED-PARTY TRANSACTIONS

        During 2001, the Company sold equipment and smallware supplies of $789,000 to Riverport Equipment and Distribution Company ("Riverport"), a wholly owned subsidiary of TCBY Systems. Riverport offers equipment supplies to the Company's franchisees and TCBY's franchisees. In connection with the construction of the Company's new store locations and operations of the company owned stores, the Company made equipment and smallware supply purchases of $2.4 million and $5.8 million for the years ended December 28, 2002 and December 29, 2001, respectively. At

December 28, 2002, the Company had an amount due to Riverport of $183,000 and at December 29, 2001, the Company had an amount due from Riverport of $406,000.

        In connection with the acquisition of TCBY Enterprises by Capricorn Investors III, L.P. ("Capricorn III"), one of MFFB's principal stockholders, Mrs. Fields entered into a management agreement (the "TCBY Management Agreement") with TCBY pursuant to which the corporate and administrative functions of TCBY are managed by Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred in fiscal 2000 on behalf of TCBY for the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is included in "Management fee revenue" in the consolidated statements of operations. Management fee revenue was $11.3 million, $11.5 million and $7.5 million for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable (not to exceed $2.0 million in fees in any given fiscal year) and the release of such amounts based upon compliance with a ratio test included in a TCBY Systems' credit facility. The payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement are, under certain circumstances, subordinated to certain indebtedness of TCBY Systems.

        On November 19, 2002, the TCBY Management Agreement was amended. The amendment reduced the management fee to $867,000 per month for the period from October 2002 through and including September 2003, and to $783,000 per month for the period from October 2003 through and including December 2004. The amendment eliminated the further retention of management fees except for $1.5 million, which had been previously retained as of September 28, 2002. This retained amount and accrued interest shall be paid to the Company upon TCBY Systems' full payment of its obligations under its credit facility. Included in amounts due from affiliates and deferred revenue in the consolidated balance sheet as of December 28, 2002 is $1.5 million, which has been retained by TCBY in accordance with the TCBY Management Agreement.

        In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields is eligible to receive payments for a portion of cost savings achieved by TCBY yogurt and ice cream manufacturing efficiencies. No payments have been received nor benefits recognized for cost savings in the Company's consolidated financial statements during the fiscal years ended December 28, 2002 and December 29, 2001.

        The Company was entitled to receive approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah in 2000. The reimbursement of these costs was subject to the point in time when TCBY's dairy processing plant generated sufficient cash in excess of the working capital requirements of the dairy processing plant to make the reimbursement or upon the sale of the dairy processing plant. During 2002, the dairy processing plant was sold and the Company was reimbursed by TCBY for these transition expenses.

        In March 2002, the Company entered into a licensing agreement with TCBY for the manufacturing and distribution through designated retail channels of Mrs. Fields' premium ice cream. The term of the agreement is for one year with a royalty rate of 7 percent of net sales. During the year ended December 28, 2002, TCBY paid the Company $265,000 under the licensing agreement.

        In 2000, the Company entered into a franchise agreement with TCBY allowing the Company to sell and distribute TCBY products. The franchise agreement calls for an initial franchise fee of $5,000 or $20,000 depending upon the TCBY products to be offered by the location. The Company paid and capitalized as other intangibles, initial franchise fees of $115,000 associated with 11 company owned locations, and $890,000 associated with 64 company owned locations for the years ended December 28, 2002 and December 29, 2001, respectively. Under the agreement, the Company is to pay ongoing royalties of 7 percent of net revenues from TCBY related products. The Company paid royalties of $90,000 and $73,000 under the agreement for the years ended December 28, 2002 and December 29, 2001, respectively.

        The net balance payable by the Company to TCBY for the above transactions at December 28, 2002 was $321,000. The net balance due to the Company from TCBY at December 29, 2001 was $15,000.

        The Company incurs various marketing expenditures on behalf of TCBY's advertising fund. During the years ended December 28, 2002 and December 29, 2001, the Company incurred costs that were reimbursed from the TCBY advertising fund of $458,000 and $375,000, respectively.

        The amount due to/from affiliates is comprised of amounts due to/from Mrs. Fields' Holding, TCBY and its affiliates, MFFB and from the Company's minority interest subsidiary as follows at December 28, 2002 and December 29, 2001 (in thousands):

	December 28, 2002	December 29, 2001
Amounts due from affiliates:
Uvest—minority interest subsidiary	$—	$131
Riverport	—	406
TCBY	—	15

	—	552
TCBY—retention amount, long term	1,500	—

	$1,500	$522

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$554	$607
Mrs. Fields' Holding	273	274
Riverport	183	—
TCBY	321	—
MFFB—tax sharing	5,244	—

	$6,575	$881

        The Company has from time-to-time engaged Korn/Ferry International ("Korn/Ferry"), an international executive recruiting firm for which Richard Ferry, one of the members of the Company's board of directors, is also Founder Chairman. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company paid recruiting fees to Korn/Ferry of $39,000, $121,000, and $68,000, respectively.

        The Company has periodically engaged Applied Predictive Technologies ("APT") to evaluate the economics and demographic trends of certain mall and retail site locations. Walker Lewis, one of the members of the Company's board of directors, is Chairman of the Board of APT. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company paid APT $161,000, $163,000 and $134,000, respectively.

        The Company has entered into various licensing agreements with and has sold certain recipes to Nonni's Food Company, Inc., ("Nonni's") a manufacturer and distributor of soft baked cookies. The Company has appointed Michael R. Ward, one of its executive officers, to represent the Company as a director for this manufacturer. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the earned royalty and licensing revenues associated with the licensing and recipe sales agreements were $3.8 million, $2.9 million and $1.1 million, respectively.

        In connection with of the Company's line of credit facility that was replaced on January 16, 2003, Capricorn III provided to the Company's prior lender a guarantee of up to the lesser amount of $3.5 million or 50 percent of the aggregate amount of such lender's funding commitment. Capricorn III has not guaranteed any portion of the Foothill credit facility.

8.    EMPLOYEE BENEFIT PLAN

        The Company sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees. Under the terms of the Plan, employees may make contributions to the Plan, a portion of which was matched by contributions from the Company at the Company's discretion. The total Company contributions to the Plan for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 were approximately $579,000, $588,000 and $479,000, respectively. As of January 1, 2003, the Plan was amended to allow, but not require matching contributions from the Company.

9.    REPORTABLE SEGMENTS

        Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has four reportable operating segments; namely, company owned stores and related activity, franchising activity, licensing activity, and mail order activity. The segments are determined by revenue source: direct sales, royalties and license fees. The company owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields along with sales of branded cookie dough to retailers. The franchising and licensing segments consist of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise or license fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. The mail order segment includes sales generated from the Company's mail order gift catalog and web site. The accounting policies for the segments are the same as those discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

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

	Company Owned Stores	Franchising	Licensing	Mail Order	Total
Year Ended December 28, 2002
Revenue	$115,458	$26,707	$5,909	$12,628	$160,702
Contribution Margin	15,645	17,853	4,774	2,846	41,118
Year ended December 29, 2001
Revenue	$126,389	$24,775	$4,820	$10,265	$166,249
Contribution Margin	22,541	15,634	3,341	2,191	43,707
Year ended December 30, 2000
Revenue	$134,653	$24,306	$2,737	$9,186	$170,882
Contribution Margin	31,552	14,774	2,176	2,052	50,554

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	52 Weeks Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Contribution margin	$41,118	$43,707	$50,554
Management fee revenue	11,315	11,485	7,533
Other operating revenue	1,838	279	112
General and administrative expense	(30,526)	(31,909)	(28,880)
Stock compensation expense	(193)	(1,990)	—
Store closure (provision) reversal	—	(378)	1,014
Wal-Mart restructuring costs	(7,530)	—	—
Impairment of long-lived assets	(4,196)	(3,992)	(4,232)
Other operating income (expense), net	2,008	75	(184)
Minority interest	38	(7)	26
Interest expense, net	(17,412)	(17,342)	(17,791)
Depreciation and amortization	(10,181)	(22,108)	(23,705)
Provision for income taxes	(102)	(21)	(3,841)

Loss before cumulative effect of accounting change	(13,823)	(22,201)	(19,394)
Loss from cumulative effect of accounting change	(39,111)	—	—

Net loss	$(52,934)	$(22,201)	$(19,394)

        The assets of the Company primarily relate to company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts. For the years ended December 28, 2002 and December 29, 2001, amounts due from franchisees and licensees were $4.5 million and $4.6 million, respectively.

        The Company has one licensee, Nonni's, that accounted for $3.8 million, $2.9 million and $1.1 million, or 64.6 percent, 60.7 percent and 41.9 percent of the revenue of the licensing segment for years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The Company has one customer, Quill Corporation, that accounted for $2.2 million and $1.6 million, or 17.2 percent and 15.5 percent of revenue of the mail order business segment for the years ended December 28, 2002 and December 29, 2001, respectively. The Company had two customers, Aventis Pharmaceutical and United Airlines, that accounted for $1.1 million and $950,000, or 12.0 percent and 10.3 percent, respectively, of revenue of the mail order business segment for the year ended

December 30, 2000. There were no other customers or licensees that accounted for more than 10.0 percent of Mrs. Fields' total revenue or any individual segment's revenue. At December 28, 2002, the Company has a receivable of $936,000 from Nonni's, which represents 13.5 percent of the Company's total combined receivables. Additionally, the Company has a receivable of $775,000 from International Multifoods Corporation, which represents 11.2 percent of the Company's total combined receivables. At December 28, 2002, the Company has deferred revenue of $2.1 million under the Nonni's licensing agreement. This amount will be recognized into income during fiscal years 2003 and 2004.

10.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligation related to its $140.0 million total principal amount of Senior Notes due 2004 (see Note 3) is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by five of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., Pretzelmaker, Inc., Pretzel Time, Inc., Mrs. Fields Gifts, Inc. and Mrs. Fields' Cookies Australia, Inc., which are Guarantors (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies (Canada) Ltd., Pretzelmaker Canada, and two partially owned subsidiaries (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,553	$1	$113	$—	$2,667
Accounts receivable, net	2,299	135	—	—	2,434
Amounts due from franchisees and licensees, net	2,206	2,266	21	—	4,493
Amounts due from affiliates, net	40,893	—	—	(40,893)	—
Inventories	2,412	583	3	—	2,998
Other current assets	671	—	—	—	671

Total current assets	51,034	2,985	137	(40,893)	13,263
PROPERTY AND EQUIPMENT, net	15,941	1,510	—	—	17,451
INTANGIBLES, net	19,807	54,760	167	—	74,734
INVESTMENT IN SUBSIDIARIES	16,425	—	—	(16,425)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	4,251	390	—	—	4,641

	$108,958	$59,645	$304	$(57,318)	$111,589

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,089	$2	$—	$—	$2,091
Accounts payable and borrowings under line of credit	12,399	814	2	—	13,215
Amounts due to affiliates	1,655	44,754	1,059	(40,893)	6,575
Accrued liabilities	9,909	809	52	—	10,770

Total current liabilities	26,052	46,379	1,113	(40,893)	32,651
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,423	16	—	—	140,439
STORE CLOSURE RESERVE, net of current portion	1,232	—	—	—	1,232
DEFERRED REVENUE, net of current portion	3,869	—	—	—	3,869
MINORITY INTEREST	—	—	—	—	—
STOCKHOLDER'S EQUITY (DEFICIT)	(62,618)	13,250	(809)	(16,425)	(66,602)

	$108,958	$59,645	$304	$(57,318)	$111,589

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 52 WEEKS ENDED DECEMBER 28, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$115,248	$—	$210	$—	$115,458
Franchising and licensing	11,612	31,605	262	(10,863)	32,616
Mail order	12,628	—	—	—	12,628
Management fee revenue	11,315	—	—	—	11,315
Other operating revenue	1,838	—	—	—	1,838

Total revenues	152,641	31,605	472	(10,863)	173,855

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	80,087	—	190	(7,843)	72,434
Cost of sales—store and food	31,144	(39)	59	(3,785)	27,379
Franchising and licensing	790	8,840	359	—	9,989
Mail order	9,782	—	—	—	9,782
General and administrative	26,518	5,470	215	765	32,968
Stock compensation expense	193	—	—	—	193
TCBY transition (income) expense	(2,442)	—	—	—	(2,442)
Store closure (reversal) provision	—	—	—	—	—
Wal-Mart restructuring costs	7,530	—	—	—	7,530
Impairment of long-lived assets	4,196	—	—	—	4,196
Depreciation and amortization	8,762	1,408	11	—	10,181
Other operating (income) expense, net	(2,039)	—	31	—	(2,008)

Total operating costs and expenses	164,521	15,679	865	(10,863)	170,202

Income (loss) from operations	(11,880)	15,926	(393)	—	3,653
Interest expense, net	(13,589)	(3,823)	—	—	(17,412)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(25,469)	12,103	(393)	—	(13,759)
Provision for income taxes	68	(170)	—	—	(102)

Loss before minority interest and cumulative effect of accounting change	(25,401)	11,933	(393)	—	(13,861)
Minority interest	38	—	—	—	38

Income (loss) before cumulative effect of accounting change	(25,363)	11,933	(393)	—	(13,823)
Loss from cumulative effect of accounting change	(39,111)	—	—	—	(39,111)

Net (loss) income	$(64,474)	$11,933	$(393)	$—	$(52,934)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED DECEMBER 28, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,099	$(378)	$73	$—	$6,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,881)	—	—	—	(5,881)
Proceeds from the sale of assets	8,458	457	—	—	8,915

Net cash provided by investing activities	2,577	457	—	—	3,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,492)	(57)	—	—	(2,549)
Net payments under line of credit	(8,072)	—	—	—	(8,072)

Net cash provided by financing activities	(10,564)	(57)	—	—	(10,621)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(43)	—	(43)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(888)	22	30	—	(836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$2,553	$1	$113	$—	$2,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,087	$13	$—	$—	$15,100
Income taxes paid	126	100	—	—	226

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,441	$(21)	$83	$—	$3,503
Accounts receivable, net	2,466	731	—	(684)	2,513
Amounts due from franchisees and licensees, net	849	3,648	87	—	4,584
Amounts due from affiliates, net	44,750	(43,622)	(576)	—	552
Inventories	3,302	682	3	—	3,987
Other current assets	2,063	—	—	—	2,063

Total current assets	56,871	(38,582)	(403)	(684)	17,202
PROPERTY AND EQUIPMENT, net	32,701	1,853	39	—	34,593
INTANGIBLES, net	49,955	67,997	188	—	118,140
INVESTMENT IN SUBSIDIARIES	37,398	1	—	(37,399)	—
OTHER ASSETS	6,360	42	—	—	6,402

	$183,285	$31,311	$(176)	$(38,083)	$176,337

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,509	$56	$—	$—	$2,565
Accounts payable and borrowings under line of credit	23,335	2,257	8	(684)	24,916
Amounts due to affiliates	608	273	—	—	881
Accrued liabilities	10,056	1,192	33	—	11,281

Total current liabilities	36,508	3,778	41	(684)	39,643
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	142,408	—	—	—	142,408
STORE CLOSURE RESERVE, net of current portion	1,857	—	—	—	1,857
DEFERRED REVENUE, net of current portion	50	915	—	—	965
MINORITY INTEREST	38	—	—	—	38
STOCKHOLDER'S EQUITY (DEFICIT)	2,424	26,618	(217)	(37,399)	(8,574)

	$183,285	$31,311	$(176)	$(38,083)	$176,337

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 52 WEEKS ENDED DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$126,153	$—	$236	$—	$126,389
Franchising and licensing	5,926	29,404	287	(6,022)	29,595
Mail order	10,265	—	—	—	10,265
Management fee revenue	11,485	—	—	—	11,485
Other operating revenue	130	149	—	—	279

Total revenues	153,959	29,553	523	(6,022)	178,013

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	75,323	—	184	(1,231)	74,276
Cost of sales—store and food	34,305	—	58	(4,791)	29,572
Franchising and licensing	—	10,620	—	—	10,620
Mail order	8,074	—	—	—	8,074
General and administrative	14,657	16,685	567	—	31,909
Stock compensation expense	1,990	—	—	—	1,990
TCBY transition (income) expense	—	—	—	—	—
Store closure (reversal) provision	378	—	—	—	378
Impairment of long-lived assets	3,992	—	—	—	3,992
Depreciation and amortization	15,626	6,408	74		22,108
Other operating (income) expense, net	(76)	1	—	—	(75)
Total operating costs and expenses	154,269	33,714	883	(6,022)	182,844

Loss from operations	(310)	(4,161)	(360)	—	(4,831)
Interest expense, net	(14,139)	(3,203)	—	—	(17,342)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(14,449)	(7,364)	(360)	—	(22,173)
Provision for income taxes	201	(222)	—	—	(21)

Loss before minority interest and cumulative effect of accounting change	(14,248)	(7,586)	(360)	—	(22,194)
Minority interest	(7)	—	—	—	(7)

Loss before cumulative effect of accounting change	(14,255)	(7,586)	(360)	—	(22,201)
Loss from cumulative effect of accounting change	—	—	—	—	—

Net loss	$(14,255)	$(7,586)	$(360)	$—	$(22,201)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED DECEMBER 29, 2001
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$17,335	$(694)	$(168)	$—	$16,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,445)	—	—	—	(21,445)
Proceeds from the sale of assets	271	198	9	—	478

Net cash (used in) provided by investing activities	(21,174)	198	9	—	(20,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,107)	(525)	—	—	(1,632)
Net borrowings under line of credit	5,124	1,000	—	—	6,124

Net cash provided by financing activities	4,017	475	—	—	4,492

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(6)	—	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178	(21)	(165)	—	(8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	3,263	—	248	—	3,511

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$3,441	$(21)	$83	$—	$3,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,853	$26	$—	—	$14,879
Income taxes paid	40	75	—	—	115

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 52 WEEKS ENDED DECEMBER 30, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$134,369	$—	$284	$—	$134,653
Franchising and licensing	3,598	27,737	296	(4,588)	27,043
Mail order	9,186	—	—	—	9,186
Management fee revenue	7,533	—	—	—	7,533
Other operating revenue	112	—	—	—	112

Total revenues	154,798	27,737	580	(4,588)	178,527

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	74,492	—	185	(1,186)	73,491
Cost of sales—stores and food	34,336	—	56	(4,782)	29,610
Franchising and licensing	—	10,084	9	—	10,093
Mail order	7,134	—	—	—	7,134
General and administrative	9,861	15,077	120	1,380	26,438
TCBY transition (income) expense	2,442	—	—	—	2,442
Store closure (reversal) provision	(1,015)	1	—	—	(1,014)
Impairment of long-lived assets	4,232	—	—	—	4,232
Depreciation and amortization	17,273	6,397	35	—	23,705
Other operating expense, net	158	26	—	—	184

Total operating costs and expenses	148,913	31,585	405	(4,588)	176,315

Income (loss) from operations	5,885	(3,848)	175	—	2,212
Interest expense, net	(17,418)	(373)	—	—	(17,791)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(11,533)	(4,221)	175	—	(15,579)
Provision for income taxes	(3,776)	(65)	—	—	(3,841)

Loss before minority interest and cumulative effect of accounting change	(15,309)	(4,286)	175	—	(19,420)
Minority interest	26	—	—	—	26

Loss before cumulative effect of account change	(15,283)	(4,286)	175	—	(19,394)
Loss from cumulative effect of accounting change	—	—	—	—	—

Net (loss) income	$(15,283)	$(4,286)	$175	$—	$(19,394)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 52 WEEKS ENDED DECEMBER 30, 2000
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,355	$998	$93	$—	$9,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,312)	(538)	—	—	(9,850)
Proceeds from the sale of assets	66	—	—	—	66

Net cash used in investing activities	(9,246)	(538)	—	—	(9,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt financing costs	(338)	—	—	—	(338)
Principal payments on long-term debt and capital lease obligations	(2,151)	(345)	—	—	(2,496)
Net borrowings under line of credit	2,920	163	—	(163)	2,920
Reduction in preferred stock of Pretzel Time	—	(1,070)	—	—	(1,070)

Net cash provided by (used in) financing activities	431	(1,252)	—	(163)	(984)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(86)	—	(86)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(460)	(792)	7	(163)	(1,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	3,886	792	241	—	4,919

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$3,426	$—	$248	$(163)	$3,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,297	$410	$—	$—	$17,707
Income taxes paid	305	—	—	—	305

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        On April 22, 2002, the board of directors of Mrs. Fields, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, and authorized KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ended December 28, 2002.

        In connection with the audits of the Company's consolidated financial statements for the fiscal years ended December 29, 2001 and December 30, 2000, and during the subsequent interim period through April 22, 2002, there were no disagreements between the Company and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal years ended December 29, 2001 and December 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

        During the previous two fiscal years, and during the subsequent interim period through April 22, 2002, Arthur Andersen did not advise, and had not indicated to the Company that it had reason to advise, the Company of any reportable events described under Item 304(a)(1)(v) of Regulation S-K.

        During the previous two fiscal years, and during the subsequent interim period through April 22, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding the executive officers and directors of Mrs. Fields as of March 15, 2003.

Name	Age	Title
Larry A. Hodges	54	Director, President and Chief Executive Officer
Sandra M. Buffa	50	Senior Vice President and Chief Financial Officer
Garry Remington	50	Senior Vice President of Store Operations and Real Estate
Robert Rodriguez	50	Senior Vice President of Franchise Operations
Michael R. Ward	44	Senior Vice President, General Counsel and Secretary
Dudley C. Mecum	68	Chairman of the Board of Directors
Richard M. Ferry	65	Director
Walker Lewis	58	Director
Peter W. Mullin	61	Director
Gilbert C. Osnos	73	Director
Christopher Wright	45	Director

        Mr. Hodges has been a President, Chief Executive Officer and Director of Mrs. Fields since its inception in September 1996. Prior to that, he joined the board of directors of Mrs. Fields, Inc. in April 1993 and became President and Chief Executive Officer in March 1994. From 1992 to 1994, Mr. Hodges was the Chief Executive Officer of Food Barn Stores, Inc. (Kansas City, Missouri). Earlier, Mr. Hodges was a consultant to various manufacturers and retailers. For 25 years, Mr. Hodges was with American Stores Company where he served as President of two of its subsidiaries ranging in annual sales from $600 million to $2.3 billion. Mr. Hodges has over 38 years of experience in the retail industry serving as President of four supermarket chains and consultant and director to large food companies. Mr. Hodges is a director of Ameristar Casinos, Inc. and Successories, Inc.

        Ms. Buffa joined Mrs. Fields as Senior Vice President and Chief Financial Officer in April 2001. She has significant retail experience and has served as Chief Financial Officer for several growing entities involved with mergers and acquisitions, financings and divestitures. Immediately before joining Mrs. Fields, Ms. Buffa spent a year on sabbatical. Prior to that, Ms. Buffa was President of Crabtree & Evelyn, Ltd. from November 1998 to November 1999; Chief Financial Officer and Director from March 1998 to November 1998. She was Senior Vice President Chief Financial Officer, Treasurer and a Director of National Vision Associates, Ltd. from 1993 to 1998.

        Mr. Remington was appointed Senior Vice President of Store Operations on December 29, 2002. He continues to serve as Senior Vice President of Real Estate, a position he has held since joining the Company in July 1997. Between October 1996 and July 1997, Mr. Remington served as Vice President of Real Estate for Sbarro, Inc. Mr. Remington was Senior Vice President of Leasing for the Woolworth Corporation from 1994 to 1996. Mr. Remington commenced his employment at the Woolworth Company in 1972.

        Mr. Rodriguez was appointed Senior Vice President of Franchise Operations on December 29, 2002. He joined the Company in August 2001 as Senior Vice President of Operations. From November 2000 to August 2001 was on sabbatical and pursuing personal interests. During 1998 through 2000, Mr. Rodriguez was President of Gloria Jean's Gourmet Coffee, an operating division of Diedrich Coffee, Inc. From 1992 through 1998, Mr. Rodriguez served as Divisional President for McDonald's Corporation.

        Mr. Ward has served as Senior Vice President, General Counsel and Secretary of Mrs. Fields since its inception in September 1996. Between 1991 and 1996, Mr. Ward was Senior Vice President, General

Counsel and Secretary of Mrs. Fields, Inc. Mr. Ward is a director of Nonni's Food Company, Inc. He is admitted to practice law in the State of Utah.

        Mr. Mecum has been the Chairman of the Board of Directors and a director of Mrs. Fields since February 2002. Mr. Mecum has been a General Partner at Capricorn Holdings since 1997. Until September 1996, Mr. Mecum was a partner of G.L. Ohrstrom & Co., a merchant banking firm. From December 1985 to December 1987, Mr. Mecum was President of the Environmental and Engineering Services Unit and a director of Combustion Engineering, Inc. He served as the managing partner of the New York office of Peat Marwick Mitchell & Co. from 1979 to 1985 and as Vice Chairman of the Western Region of Peat Marwick Mitchell & Co. from 1973 to 1979. Mr. Mecum is director of Citigroup, CCC Information Services Group Inc., Lyondell and Suburban Propane Partners, M.L.P.

        Mr. Ferry has been a director since the inception of Mrs. Fields in September 1996. Mr. Ferry is Founder Chairman of Korn/Ferry International, an international executive search firm, where he served as Chairman from May 1997 to July 2001 and Chairman and Chief Executive Officer from May 1991 to May 1997. Mr. Ferry serves on the Board of Directors of Avery Dennison, Dole Food Company and Pacific Life Insurance Company. Mr. Ferry is an investor in both Capricorn II and Capricorn III.

        Mr. Lewis has been a director since the inception of Mrs. Fields in September 1996. Mr. Lewis is the Chairman of Devon Value Advisers. Mr. Lewis served as Chairman of Strategic Planning Associates, specializing in shareholder value strategies. He was a Senior Advisor to SBC Warburg Dillon Read. Mr. Lewis was a Managing Director of Kidder, Peabody & Co., Inc., President of Avon North America and Executive Vice President of Avon Products, Inc. Mr. Lewis serves as a director of Owens Corning, Unilab Corporation and London Fog Industries and Chairman of the Board of Applied Predictive Technologies.

        Mr. Mullin has been a director since the inception of Mrs. Fields in September 1996. Mr. Mullin founded Mullin Consulting, Inc., an executive compensation, benefit planning and corporate insurance consulting firm, in 1969 and serves as its Chairman and Chief Executive Officer. He also co-founded Strategic Compensation Associates and serves as Chairman of the firm's Executive Committee. Mr. Mullin is a director of Avery Dennison Corporation and Mellon Financial Group—West Coast. Mr. Mullin is an investor in Capricorn II and Capricorn III.

        Mr. Osnos has been a director since the inception of Mrs. Fields in September 1996. Mr. Osnos has served as Chairman of Osnos Associates, Inc., which provides interim management to companies since 1982. He has served as Interim President/CEO/COO in a large array of companies in manufacturing, distribution, retailing and services industries. He was a founder, Chairman and director of the Board of Turnaround Management Association.

        Mr. Wright has been a director since February 2002. He is currently Chairman of various investment funds within Allianz Private Equity to which Mr. Wright is Senior Advisor. From 1995 to 2002, he served as Head of the Global Private Equity business of Dresdner Kleinwort Capital and Chairman of the Dresdner Bank Group Private Equity Board. Mr. Wright joined Kleinwort Benson Limited in London in 1978. He is director of Roper Industries, Inc., Genaissance Pharmaceuticals, Inc., Idocument Systems plc and several privately owned companies and venture capital funds. Mr. Wright also serves on the Limited Partner Advisory Committee of Capricorn III.

Item 11. Executive Compensation

        The following table sets forth information with regard to compensation for services rendered in all capacities to Mrs. Fields by its Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of Mrs. Fields other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. Information described in the table reflects compensation earned by such individuals for services with Mrs. Fields, its subsidiaries and certain of its affiliates.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Award
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/ SARS (#)	All Other Compensation(3) ($)
Larry A. Hodges President and Chief Executive Officer	2002 2001 2000	$430,000 430,000 402,500	$64,500 258,000 207,500	$	— — —	$	— — —	— 374,492 —	$11,000 10,500 10,500
Sandra M. Buffa(1) Senior Vice President and Chief Financial Officer	2002 2001 2000	250,000 176,136 —	40,000 — —		— — —		— — —	— 78,000	16,533 19,467 —
Garry Remington Senior Vice President of Store Operations and Real Estate	2002 2001 2000	197,600 194,600 197,600	20,000 71,140 55,328		— — —		— — —	— 46,800 —	7,334 8,400 8,400
Robert Rodriguez(2) Senior Vice President, of Franchise Operations	2002 2001 2000	250,000 87,708 —	25,000 — —		— — —		— — —	— 78,000 —	15,473 12,125 —
Michael R. Ward Senior Vice President, General Counsel and Secretary	2002 2001 2000	225,000 230,320 183,782	40,000 92,500 81,200		— — —		— — —	— 78,000 —	13,127 8,400 8,400

(1)
Ms. Buffa began her employment with Mrs. Fields in April 2001.

(2)
Mr. Rodriguez began his employment with Mrs. Fields in August 2001.

(3)
Amounts represent (i) matching contributions to the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan of $11,000, $10,500 and $10,500 for Mr. Hodges for fiscal years 2002, 2001 and 2000, respectively; $9,013 and $1,667 for Ms. Buffa for fiscal years 2002 and 2001, respectively; $7,334, $8,400 and $8,400 for Mr. Remington for fiscal years 2002, 2001 and 2000, respectively; $2,444 for Mr. Rodriguez for fiscal 2002; and $8,800, $8,400 and $8,400 for Mr. Ward for fiscal years 2002, 2001 and 2000, respectively; (ii) reimbursement of relocation expenses of $17,800 for Ms. Buffa for fiscal 2001 and $13,029 and $12,125 for Mr. Rodriguez for fiscal years 2002 and 2001, respectively; (iii) taxable fringe benefit of $7,520 for Ms. Buffa for fiscal 2002; and (iv) cash compensation in lieu of paid time off of $4,327 for Mr. Ward for fiscal 2002.

Option Grants and Exercises

        Under the MFFB Employee Stock Option Plan, a committee of the Board of Directors is authorized to administer the MFFB Employee Stock Option Plan and has the power, among other things, to grant awards to officers and other employees of MFFB and its subsidiaries, including Mrs. Fields, of options for common stock of MFFB. There were no individual grants of stock options made during fiscal year 2002 to any of the Named Executive Officers of the Company. There were no exercises of stock options during fiscal year 2002 by any of the Named Executive Officers of the Company. The following table gives information for the value of the options of MFFB common stock held by the Named Executive Officers at year end, using management's estimate of the value of MFFB's common stock on December 28, 2002.

Fiscal Year-End Options/SAR Values

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(a)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Larry A. Hodges	114,336	260,157	$907,089	$960,446
Sandra M. Buffa	15,600	62,400	—	—
Garry Remington	27,238	19,562	111,096	15,071
Robert Rodriguez	12,250	65,750	—	—
Michael R. Ward	28,268	49,733	180,085	20,008

(a)
There is no established trading market for the MFFB's common stock. In connection with the issuance of common stock of MFFB on November 18, 2002, the Board of Directors of MFFB valued the common stock of MFFB at $18.12 per share. Therefore, management's estimate of the value of MFFB's common stock on December 28, 2002 was $18.12 per share.

Board Compensation

        The Board of Directors of Mrs. Fields meets regularly on a quarterly basis and more often as required. Board members, other than officers of Mrs. Fields, are compensated for services rendered annually as follows:

        (1)  $12,000 cash; and

        (2)  grants of options to purchase common stock of MFFB under the MFFB Director Stock Option Plan.

        As of January 1, 2002, the Board of Directors of MFFB approved the award of options under the MFFB Director Stock Option Plan to purchase 552 shares of common stock of MFFB at an exercise price of $22.66 to each of Messrs. Ferry, Lewis, Mullin, Osnos, Winokur, Mecum and Wright. The cash compensation and options granted to Messrs. Winokur and Mecum were paid and issued to Capricorn II and Capricorn III.

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

        Compensation Committee.    The Compensation Committee is composed of Messr. Lewis (Chairman), Mullin and Ferry. The purpose of this committee is to ensure that Mrs. Fields has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of Mrs. Fields.

        Audit Committee.    The Audit Committee is comprised of Messrs. Mecum (Chairman), Osnos and Wright. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling their oversight responsibilities relating to the Mrs. Fields financial statements and financial reporting process and internal controls in consultation with Mrs. Fields' independent and internal auditors. The committee also is responsible for ensuring the independent auditors submit a formal written statement to the Company regarding relationships and services which may affect the auditors' objectivity and independence.

Indemnification and Compensation

        Mrs. Fields' by-laws authorize Mrs. Fields to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding upon receipt of an undertaking by or on behalf of such individuals to repay such amounts if so required.

Director Stock Purchase Plan

        Each of the directors of Mrs. Fields was offered an opportunity to purchase common stock of Mrs. Fields' Holding under the Director Stock Purchase Plan. Under the Director Stock Purchase Plan, shares of common stock of Mrs. Fields' Holding, either restricted or vested, could have been issued to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. Restricted shares vested 50 percent on January 1, 1999 and 50 percent on December 29, 2001. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding were issued to directors under the Director Stock Purchase Plan. These shares have been exchanged for shares of MFFB under the Mrs. Fields Reorganization.

Employee and Director Stock Option Plans

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

        IRR means, as of any date, the internal rate of return, determined in accordance with generally accepted practice, on one share of common stock of MFFB calculated from the "Initial Date" specified in the award agreement through the date that the determination is being made, using the "Initial Value" of one share at the Initial Date as specified in the award agreement.

        A total of 936,000 shares of common stock of MFFB have been reserved for issuance under the MFFB Employee Stock Option Plan. Stock issued under the MFFB Employee Stock Option Plan is subject to customary restrictions on transfer.

        Under the MFFB Director Stock Option Plan, a committee of the Board of MFFB is authorized to administer the MFFB Director Stock Option Plan and has the power, among other things, to grant awards of options for common stock of MFFB to outside directors of MFFB and its subsidiaries, including Mrs. Fields. The MFFB Director Stock Option Plan provides for the issuance of time vested options, which vest 25.0 percent per year on the anniversaries of the dates on which they are granted and vest in full upon a change of control of MFFB or Mrs. Fields. A total of 50,000 shares of common stock of MFFB are reserved for issuance under the MFFB Director Stock Option Plan. Common stock of Mrs. Fields' Holding issued under the Director Stock Option Plan is subject to customary restrictions on transfer.

Employment Agreements

        The executives who have employment agreements and their current base salaries are: Larry A. Hodges, President and Chief Executive Officer, $430,000; Sandra M. Buffa, Senior Vice President and Chief Financial Officer, $250,000; Michael R. Ward, Senior Vice President, General Counsel and Secretary, $235,000; and Garry Remington, Senior Vice President of Store Operations and Real Estate, $235,000. Each employment agreement provides for a period of employment of two years (or three years, in the case of Larry Hodges) from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by Mrs. Fields benefit plans and an equity-based plan or arrangement. If Mrs. Fields terminates employment for cause or if the employee terminates employment without good reason, Mrs. Fields has no further obligation to pay the employee. If Mrs. Fields terminates employment without cause or the employee terminates employment with good reason, the employee can receive severance pay of 18 months (24 months, in the case of Larry A. Hodges) of his or her then current salary, plus a portion of any discretionary bonus that would otherwise have been payable. The severance is paid in 12 equal monthly installments. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with Mrs. Fields in a line or lines of business of Mrs. Fields that accounts for 10.0 percent or more of Mrs. Fields' gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3.0 percent of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        As of the date of this report, all of the capital stock of Mrs. Fields is owned by Mrs. Fields Holding. Mrs. Fields Holding is a wholly owned subsidiary of MFFB whose address is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, as of March 1, 2003, believed by us to be accurate based on information provided to us concerning the beneficial ownership of common stock by each stockholder who is known by the Company to own beneficially in excess of 5 percent of the outstanding common stock and by each director, Mrs. Fields' Chief Executive Officer, each of Mrs. Fields' other four most highly compensated executive officers and all executive officers and directors as a group. The stockholders listed below are deemed beneficial owners of common stock of Mrs. Fields as a result of their ownership of common stock of MFFB, the ultimate parent of Mrs. Fields. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 1, 2003, and give effect to the exercise of warrants issued by MFFB. See "Executive Compensation" and "Board Compensation."

        As of March 1, 2003, there were 36 record holders of common stock of MFFB.

		Common Stock
Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
Common stock, par	Capricorn Investors II, L.P.(1)(3)(4)	3,243,511	47.96%
value $0.001 per share,	Capricorn Investors III, L.P.(1)(3)(4)	2,040,330	30.17%
of Mrs. Fields Famous	Affiliates of Dresdner Kleinwort Capital(2)	491,669	7.27%
Brands, Inc.	Larry A. Hodges(3)(4)	145,084	2.15%
	Richard M. Ferry(3)(4)(5)	17,066	*
	Walker Lewis(3)(4)	14,192	*
	Peter W. Mullin(3)(4)(5)	22,912	*
	Gilbert C. Osnos(3)(4)	14,941	*
	Herbert Winokur, Jr.(3)(4)(5)	6,729	*
	Christopher Wright(3)(4)	138	*
	Sandra M. Buffa(4)	31,200	*
	Garry Remington(4)	27,313	*
	Robert Rodriguez(4)	12,250	*
	Michael R. Ward(4)	28,567	*
	All executive officers and directors as a group(3)(4)(5)	320,392	4.74%

*
Less than 1%

(1)
The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2)
Shares are held by two affiliates of Dresdner Kleinwort Capital. Dresdner Kleinwort Capital Partners 2001 L.P. held 361,986 shares and 75 Wall Street Associates, LLC held 129,683 shares. The address of Dresdner Kleinwort Capital Partners 2001 L.P. and 75 Wall Street Associates, LLC is 75 Wall Street, 34th Floor, New York, NY 10005. Other affiliates of Dresdner Kleinwort Capital are investors in Capricorn II and Capricorn III.

(3)
Mr. Hodges, Mr. Ferry, Mr. Lewis, Mr. Mullin, Mr. Osnos and Mr. Wright are directors of the Company. Mr. Winokur and Dudley C. Mecum are managing member and member, respectively, of Capricorn Holdings, LLC., the General Partner of Capricorn II, and Capricorn Holdings III, LLC, the General Partner of Capricorn III, and are directors of MFFB. See "Management."

(4)
The shares and percentages include shares subject to options granted to directors and officers of Mrs. Fields that are currently exercisable or will be exercisable on or before April 30, 2003, as follows: Capricorn Investors II, L.P., 13,286 shares; Capricorn Investors III, L.P., 98 shares; Mr. Hodges, 114,336 shares; Mr. Ferry, 6,692 shares; Mr. Lewis, 6,692 shares; Mr. Mullin, 6,692 shares; Mr. Osnos, 6,692 shares; Mr. Wright, 138 shares; Ms. Buffa,. 31,200; Mr. Remington, 27,238 shares; Mr. Rodriguez, 12,250; Mr. Ward, 28,268 shares; and all executive officers and directors as a group, 253,582.

(5)
Includes shares held by Mr. Ferry, Mr. Mullin and Mr. Winokur in individual retirement accounts and family trust.

Equity Compensation Plan Information

        The following table sets forth certain information as of December 28, 2002 concerning MFFB's common stock that may be issued upon the exercise of options under all of MFFB's equity compensation plans approved by the stockholders. As of December 28, 2002, there were no equity compensation plans in effect that were not approved by the stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining for future issuance under equity compensation plans
MFFB Employee Stock Option Plan	777,592	$17.78	158,408
MFFB Director Stock Option Plan	45,954	15.09	4,046

	823,546	17.62	162,454

Item 13. Certain Relationships and Related Transactions

        Arrangements With Mrs. Fields' Holding.    As of December 28, 2002 and December 29, 2001, Mrs. Fields had a net payable of $273,000 and $274,000, respectively, with Mrs. Fields' Holding. The intercompany balance due to Mrs. Fields' Holding is principally the amount due under an Assignment and Assumption Agreement entered into on December 29, 2001 for the assignment of 20 Pretzel Time stores formerly owned and operated by Mrs. Fields' Holding, which is described in more detail below.

        Assignment and Assumption Agreement.    On December 29, 2001, the Company entered into an Assignment and Assumption Agreement with Mrs. Fields' Holding whereby the assets, liabilities and common stock relating to three wholly owned subsidiaries of Mrs. Fields' Holding which own and operate 20 Pretzel Time stores were assigned to the Company. The execution of the agreement resulted in the recording of working capital assets comprised of cash and inventory of $468,000, net property and equipment relating to the stores of $847,000, goodwill and other intangibles of $2.5 million and the assumption of various liabilities of $3.8 million, including a $607,000 note payable to Mrs. Fields' Holding. The note is payable upon demand and bears interest at 14.0 percent.

        The Stockholders' Agreement.    Mrs. Fields' Holding previously entered into a stockholders' agreement with its stockholders. In connection with the Mrs. Fields Reorganization, the Mrs. Fields' Holding stockholders' agreement was terminated. Concurrently, MFFB entered into a stockholders' agreement with its stockholders. The stockholders' agreement provides that stockholders may not transfer their shares of MFFB, except to certain permitted transferees. If at any time after seven years from the date of the stockholders' agreement any stockholder other than Capricorn II or Capricorn III receives an offer to purchase shares of common stock, that stockholder must first offer the shares to MFFB and other stockholders at the same price and on substantially the same terms. MFFB has a right of first refusal with respect to such shares, with the stockholders having the right, if MFFB does not buy all of the shares, to purchase such shares on a pro rata basis.

        If both Capricorn II and Capricorn III approve a sale or exchange of at least a majority of the outstanding common stock to a third party that is not an affiliate of either Capricorn II or Capricorn III, then either Capricorn entity has the right to require the other stockholders to (i) if the sale is structured as a sale of stock, sell all of such stockholders' shares of common stock; or (ii) if the sale is structured as a merger requiring the consent of stockholders, vote such stockholders' shares in favor of the sale. The stockholders' agreement also gives certain rights to certain stockholders upon an initial public offering consummated by MFFB, and includes other provisions as set forth in the stockholders agreement.

        Management Agreements.    As more fully described under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in connection with the acquisition of TCBY Enterprises by Capricorn III, Mrs. Fields entered into a management agreement with TCBY pursuant to which the Company manages the day-to-day operations of TCBY in return for a fee. Included in amounts due from affiliates as of December 28, 2002 is $1.5 million, which has been retained by TCBY in accordance with the TCBY Management Agreement.

        Riverport Equipment.    During 2001, the Company sold equipment and smallware supplies of $789,000 to Riverport Equipment and Distribution Company ("Riverport"), a wholly owned subsidiary of TCBY Systems, LLC. Riverport offers equipment supplies to the Company's franchisees and TCBY's franchisees. In connection with the construction of the Company's new store locations and operations of the company owned stores, the Company made equipment and smallware supply purchases of $2.4 million and $5.8 million for the years ended December 28, 2002 and December 29, 2001, respectively. At December 28, 2002, the Company had an amount due to Riverport of $183,000 and at December 29, 2001, the Company had an amount due from Riverport of $406,000.

        Franchise Agreement with TCBY.    In 2000, the Company entered into a franchise agreement with TCBY allowing the Company to sell and distribute TCBY products. The franchise agreement calls for an initial franchise fee of $5,000 or $20,000 depending upon the TCBY products to be offered by the location. The Company paid and capitalized as other intangibles, initial franchise fees of $115,000 associated with 11 company owned locations and $890,000 associated with 64 company owned locations for the years ended December 28, 2002 and December 29, 2001, respectively. Under the agreement, the Company is to pay ongoing royalties of 7 percent of net revenues from TCBY related products. The Company paid royalties of $90,000 and $73,000 under the agreement for the years ended December 28, 2002 and December 29, 2001, respectively.

        License Agreement with TCBY.    In March 2002, the Company entered into a licensing agreement with TCBY for the manufacturing and distribution through designated retail channels of Mrs. Fields' premium ice cream. The term of the agreement is for one year with a royalty rate of net sales at 7 percent. During the year ended December 28, 2002, TCBY paid the Company $265,000 under the licensing agreement.

        The net balance payable by the Company to TCBY for the above transactions at December 28, 2002 was $321,000. The net balance due to the Company from TCBY at December 29, 2001 was $15,000.

        The Company incurs various marketing expenditures on behalf of TCBY's advertising fund. During the years ended the December 28, 2002 and December 29, 2001, the Company incurred costs that were reimbursed from the TCBY advertising fund of $458,000 and $375,000, respectively.

        The amount due to/from affiliates are comprised of amounts due to/from Mrs. Fields' Holding, TCBY and its affiliates, MFFB and from the Company's minority interest subsidiary as follows at December 28, 2002 and December 29, 2001 (in thousands):

	December 28, 2002	December 29, 2001
Amounts due from affiliates:
Uvest—minority interest subsidiary	$—	$131
Riverport	—	406
TCBY	—	15

	—	552
TCBY—retention amount, long term	1,500	—

	$1,500	$522

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$554	$607
Mrs. Fields' Holding	273	274
Riverport	183	—
TCBY	321	—
MFFB—tax sharing	5,244	—

	$6,575	$881

        Korn/Ferry International.    The Company has from time-to-time engaged Korn/Ferry International ("Korn/Ferry"), an executive recruiting firm for which Richard Ferry, one of the members of the Company's board of directors, is Founder Chairman. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company paid recruiting fees to Korn/Ferry of $39,000, $121,000 and $68,000, respectively.

        Applied Predictive Technologies.    The Company has periodically engaged Applied Predictive Technologies ("APT") to evaluate the economics and demographic trends of certain mall and retail site locations for which Walker Lewis, one of the members of the Company's board of directors, is Chairman of the Board of APT. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the Company paid APT $161,000, $163,000 and $134,000, respectively.

        Nonni's Food Company, Inc.    The Company has entered into various licensing agreements with and has sold certain recipes to Nonni's Food Company, Inc., ("Nonni's") a manufacturer and distributor of soft baked cookies. The Company has appointed Michael R. Ward, one of its executive officers, to represent the Company as a director for this manufacturer. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, the earned royalty and licensing revenues associated with the licensing and recipe sales agreements were $3.8 million, $2.9 million and $1.1 million, respectively.

        Tax Sharing Agreement.    As a result of the Mrs. Fields Reorganization, the Company entered into an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding, and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of the Mrs. Fields Reorganization date. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. federal income tax return. The exact amount of any compensation MFFB receives from a subsidiary or subgroup of subsidiaries is contingent upon the length of time between the utilization date and the date of the Mrs. Fields Reorganization and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement. During the year ended December 28, 2002, TCBY paid $200,000 to MFFB and ultimately to the Company as settlement of anticipated compensation. For the year ended December 28, 2002, the Company and its subsidiaries recorded distributions of $5.2 million due to MFFB under the Tax Allocation Agreement. In March 2003, Mrs. Fields paid $5.0 million to MFFB relating to its obligations under the Tax Allocation Agreement for fiscal 2002. During the years ended December 29, 2001 and December 30, 2000, the Company distributed and paid approximately $800,000 and $2.5 million, respectively, to Mrs. Fields' Holding under a tax sharing agreement, which had been in effect since 1998.

        Line of Credit.    In connection with the Company's line of credit facility that was replaced on January 16, 2003, Capricorn III provided to the Company's prior lender a guarantee of up to the lesser amount of $3.5 million or 50 percent of the aggregate amount of such lender's funding commitments. Capricorn III has not guaranteed any portion of the Foothill credit facility.

Item 14. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

  (1)
  See Item 8 "Financial Statements and Supplementary Data" for a list of the financial statements filed as part of this report.

  (2)
  The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report

      Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits Index

      The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 89.

  (b)
  Reports filed on Form 8-K

    A Form 8-K was filed on February 4, 2003, in which it was reported that Mrs. Fields' Original Cookies, Inc. entered into a Second Amended and Restated Loan and Security Agreement with Foothill Capital Corporation.

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
3.2	By-Laws of Mrs. Fields' Original Cookies, Inc., filed as Exhibit 3.4to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

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
4.10
Sixth Supplemental Indenture, dated as of December 3, 2002, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., Pretzelmaker, Inc., Pretzel Time, Inc., Mrs. Fields Gifts, Inc., and the Bank of New York as Trustee, filed herein.
4.11
Seventh Supplemental Indenture, dated as of January 13, 2003, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., Pretzelmaker, Inc., Pretzel Time, Inc., Mrs. Fields Gifts, Inc., and Mrs. Fields Cookies Australia and the Bank of New York as Trustee, filed herein.

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
10.11
Amendment to Supply Agreement, dated as of June 19, 1995 between Van Den Bergh Foods Company and Mrs. Fields Inc., filed as Exhibit 10.37 to the Company's Registration Statement on Form S-4 (No. 333-45179) and\ incorporated by reference herein.
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
10.19
Mrs. Fields Famous Brands, Inc. Employee Stock Option Plan adopted September 2001, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 27, 2002, and incorporated by reference herein.
10.20	Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as Exhibit 10.41 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.21	Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as Exhibit 10.42 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.
10.22
Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to the Company's Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.
10.23
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
10.30
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
10.40
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
10.44
Employment Agreement, dated as of April 17, 2001, between Sandra Buffa and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.
10.45
Trademark License Agreement, dated as of January 2, 2002, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.
10.46
Sixth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.

10.47
Seventh Amendment to Amended and Restated Loan Agreement, dated as of December 28, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.
10.48
Amendment Number One, dated as of January 17, 2002, to the Trademark License Agreement, dated as of February 21, 2001, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.
10.49
Amendment Number Two, dated as of January 17, 2002, to Purchase Agreement, dated as of December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K filed March 27, 2002 and incorporated by reference herein.
10.50
Eighth Amendment to Amended and Restated Loan Agreement, dated as of August 30, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association, filed as Exhibit 10.49 to the Company's report on Form 10-Q filed November 8, 2002 and incorporated by reference herein.
10.51
Ninth Amendment to Amended and Restated Loan Agreement, dated as of September 17, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association, filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q filed November 8, 2002 and incorporated by reference herein.
10.52
Mrs. Fields Famous Brands, Inc. Director Stock Option Plan adopted August 1, 2002, filed as Exhibit 10.18 to the Company's report on Form 10-Q filed November 8, 2002 and incorporated by reference herein.
10.53
Second Amended and Restated Loan and Security Agreement dated as of January 16, 2003 between Mrs. Fields' Original Cookies, Inc., a Delaware corporation, and Foothill Capital Corporation, a California corporation, filed as Exhibit 10.1 to the Company's report on Form 8-K filed February 4, 2003.
10.54	Tenth Amendment to Amended and Restated Loan Agreement, dated as of November 22, 2002, by and between Mrs. Fields' Original Cookies, Inc. and LaSalle National Association, filed herein.
10.55	Amendment No. 3 to Management Agreement, dated as of November 19, 2002, among Mrs. Fields' Original Cookies, Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC, filed herein.
10.56*	Supply Agreement, between Mrs. Fields' Original Cookies, Inc. and Countryside Baking Company, Inc., filed herein.
10.57
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2003, between Foothill Capital Corporation, a California corporation, and Mrs. Fields' Original Cookies, Inc., a Delaware corporation, filed herein.
10.58*	Beverage Marketing Agreement, dated March 7, 2003, between Mrs. Fields' Original Cookies, Inc., and Coca-Cola Fountain, filed herein.
12.1	Computation of ratio of earnings to fixed charges of Mrs. Fields' Original Cookies, Inc., filed herein.
21.1	Subsidiaries of Mrs. Fields' Original Cookies, Inc., filed herein.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
99.3	Schedule II—Valuation and Qualifying Accounts, filed herein.

*
Confidential treatment requested as to certain portions. The term "[CONFIDENTIAL]" as used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.
/s/ LARRY A. HODGES Larry A. Hodges, President and Chief Executive Officer	March 26, 2003 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa Senior Vice President and Chief Financial Officer (Chief Financial and Principal Accounting Officer)	March 26, 2003 Date

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY A. HODGES Larry A. Hodges	President, Chief Executive Officer and Director	March 26, 2003
/s/ SANDRA M. BUFFA Sandra M. Buffa	Senior Vice President, and Chief Financial Officer	March 26, 2003
/s/ DUDLEY C. MECUM Dudley C. Mecum	Chairman of the Board of Directors	March 26, 2003
/s/ RICHARD M. FERRY Richard M. Ferry	Director	March 26, 2003
/s/ WALKER LEWIS Walker Lewis	Director	March 26, 2003
/s/ PETER W. MULLIN Peter W. Mullin	Director	March 26, 2003
/s/ GILBERT C. OSNOS Gilbert C. Osnos	Director	March 26, 2003
/s/ CHRISTOPHER WRIGHT Christopher Wright	Director	March 26, 2003

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

        I, Larry A. Hodges, certify that:

1.
I have reviewed this annual report on Form 10-K of Mrs. Fields' Original Cookies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ LARRY A. HODGES Larry A. Hodges President and Chief Executive Officer

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

        I, Sandra M. Buffa, certify that:

1.
I have reviewed this annual report on Form 10-K of Mrs. Fields' Original Cookies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ SANDRA M. BUFFA Sandra M. Buffa Chief Financial Officer

QuickLinks

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
  Item 8. Financial Statements and Supplementary Data
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (Dollars in thousands, except share data)
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands)
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (Dollars in thousands, except share data)
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
SARBANES-OXLEY SECTION 302(a) CERTIFICATION