Form 10-Q
period 2003-03-29
MRS FIELDS ORIGINAL COOKIES INC
filed 2003-05-13
CIK 1043482

Use these links to rapidly review the document
MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003
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

Registrant's telephone number, including area code: (801) 736-5600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        The registrant had 400 shares of common stock, $0.01 par value, outstanding at May 1, 2003.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands)

ASSETS

	March 29, 2003	December 28, 2002
CURRENT ASSETS:
Cash and cash equivalents	$2,057	$2,667
Accounts receivable, net of allowance for doubtful accounts of $140 and $124, respectively	1,600	2,434
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $973 and $953, respectively	3,367	4,493
Amounts due from affiliates	34	—
Inventories	3,329	2,998
Prepaid rent and other	1,241	671
Assets held for sale	300	—

Total current assets	11,928	13,263

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	32,548	32,701
Equipment and fixtures	26,744	27,737
Land	240	240

	59,532	60,678
Less accumulated depreciation and amortization	(43,698)	(43,227)

Net property and equipment	15,834	17,451

GOODWILL, net	64,115	64,115
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $8,137 and $7,936, respectively	10,366	10,619
DEFERRED LOAN COSTS, net of accumulated amortization of $12,214 and $11,516, respectively	4,600	4,292
AMOUNTS DUE FROM AFFILIATES	1,500	1,500
OTHER ASSETS	354	349

	$108,697	$111,589

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	March 29, 2003	December 28, 2002
CURRENT LIABILITIES:
Bank borrowings under line of credit	$5,702	$972
Current portion of long-term debt	1,596	1,718
Current portion of capital lease obligations	314	373
Accounts payable	8,497	12,243
Accrued liabilities	3,812	4,051
Current portion of store closure reserve	678	678
Accrued salaries, wages and benefits	3,907	3,946
Accrued interest payable	4,675	1,099
Sales taxes payable	623	983
Amounts due to affiliates	2,487	6,575
Current portion of deferred revenue	710	13

Total current liabilities	33,001	32,651
LONG-TERM DEBT, net of current portion and discount	139,939	140,236
CAPITAL LEASE OBLIGATIONS, net of current portion	158	203
STORE CLOSURE RESERVE, net of current portion	1,025	1,232
DEFERRED REVENUE, net of current portion	4,853	3,869

Total liabilities	178,976	178,191

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	64,575	64,575
Deferred stock compensation	(447)	(493)
Accumulated deficit	(134,276)	(130,549)
Accumulated other comprehensive loss	(131)	(135)

Total stockholder's deficit	(70,279)	(66,602)

COMMITMENTS AND CONTINGENCIES
	$108,697	$111,589

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)
(Dollars in thousands)

	13 Weeks Ended
	March 29, 2003	March 30, 2002
		(see Note 1)
REVENUES:
Net store and food sales	$21,581	$30,742
Franchising and licensing	7,493	8,860
Mail order	2,810	2,254
Management fee revenue	2,600	3,290
Other operating revenue	19	133

Total revenues	34,503	45,279

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	14,262	19,261
Cost of sales—store and food	5,077	7,393
Franchising and licensing	2,215	2,564
Mail order	2,076	1,619
General and administrative	7,004	7,849
Stock compensation expense	46	—
Store closure provision	71	—
Depreciation	1,562	2,425
Amortization—intangibles	247	275
Other operating (income) expense, net	(157)	345

Total operating costs and expenses	32,403	41,731

Income from operations	2,100	3,548
Interest expense, net	(4,457)	(4,417)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(2,357)	(869)
Provision for income taxes	(123)	(78)

Loss before minority interest and cumulative effect of accounting change	(2,480)	(947)
Minority interest	—	6

Loss before cumulative effect of accounting change	(2,480)	(941)
Loss from cumulative effect of accounting change	—	(39,111)

Net loss	$(2,480)	$(40,052)

COMPREHENSIVE LOSS:
Net loss	$(2,480)	$(40,052)
Foreign currency translation adjustment	4	(44)

Comprehensive loss	$(2,476)	$(40,096)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	13 Weeks Ended
	March 29, 2003	March 30, 2002
		(see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,480)	$(40,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from cumulative effect of accounting change	—	39,111
Depreciation and amortization	1,809	2,700
Amortization of deferred loan costs and accretion of loan discount	726	610
Stock compensation expense	46	—
(Gain) loss on disposition of assets	(173)	337
Minority interest	—	(6)
Changes in assets and liabilities:
Accounts receivable	834	6
Amounts due from franchisees and licensees	1,126	809
Amounts due to/from affiliates	(5,369)	(2,622)
Inventories	(331)	279
Prepaid rent and other	(570)	(1,824)
Other assets	6	1,780
Accounts payable	(3,746)	(9,826)
Accrued liabilities	(239)	(504)
Store closure reserve	(207)	(559)
Accrued salaries, wages and benefits	(39)	(72)
Accrued interest payable	3,576	3,599
Sales taxes payable	(360)	(375)
Deferred revenue	1,681	(257)

Net cash used in operating activities	(3,710)	(6,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(423)	(1,158)
Proceeds from sale of property and equipment	346	1,898

Net cash (used in) provided by investing activities	(77)	740

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	4,730	4,509
Payment of debt financing costs	(1,006)	—
Principal payments on long-term debt	(447)	(390)
Principal payments on capital lease obligations	(104)	(244)

Net cash provided by financing activities	3,173	3,875

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	4	(44)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(610)	(2,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,667	3,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,057	$1,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$154	$217

Cash paid for income taxes	$196	$71

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of March 29, 2003 and December 28, 2002, and the results of its operations and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2002 contained in Mrs. Fields' Annual Report on Form 10-K.

        The results of operations for the 13 weeks ended March 29, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 3, 2004. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded. Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB").

        The results of operations and cash flows for the 13 weeks ended March 30, 2002 have been restated to reflect the transitional provisions of the cumulative effect of a change in accounting principle. The Company completed its analysis of the impact of Statement of Financial Accounting Standards No. 142, ("SFAS 142") in the third quarter of 2002 and, in accordance with the requirements of SFAS 142, recorded the resultant cumulative effect of a change in accounting principle of $39.1 million effective as of the beginning of fiscal 2002.

(2) RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(3) RELATED PARTY TRANSACTIONS

        The Company is party to various related party transactions with its parent company, Mrs. Fields' Holding, and with TCBY Holding Company, Inc., a wholly owned subsidiary of MFFB ("TCBY Holding"), and its subsidiaries (collectively, "TCBY"). The intercompany balance due to Mrs. Fields' Holding is principally the amount due under an Assignment and Assumption Agreement entered into on December 29, 2001 for the assignment of 20 Pretzel Time stores formerly owned and operated by Mrs. Fields' Holding.

        Amounts receivable from TCBY represent amounts receivable under a management agreement, with the retention amount receivable classified as long-term. The amounts due to TCBY represent amounts due for excess royalties paid by TCBY under a license agreement to sell Mrs. Fields branded ice cream.

        Amounts receivable from Riverport Equipment and Distribution Company, a subsidiary of TCBY ("Riverport"), are from the sale of equipment from the Company's closed stores.

        Amounts due to MFFB represent amounts due under the Amended and Restated Tax Allocation Agreement among the Company, MFFB, Mrs. Fields' Holding, TCBY Holding and all of their respective subsidiaries.

        Amounts due to/from affiliates as of March 29, 2003 and December 28, 2002 are as follows (in thousands):

	March 29, 2003	December 28, 2002
Amounts due from affiliates:
Riverport	$34	$—
TCBY—retention amount, long-term	1,500	1,500

	$1,534	$1,500

Amounts due to affiliates:
Mrs. Fields' Holding—note payable	$564	$554
Mrs. Fields' Holding	273	273
Riverport	—	183
TCBY	152	321
MFFB—tax sharing	1,498	5,244

	$2,487	$6,575

(4) STORE CLOSURE RESERVE

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

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision in the statement of operations. As of March 29, 2003, the remaining store closure reserve was $1.7 million.

  Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended March 29, 2003 and March 30, 2002 (in thousands):

	Mrs. Fields, Inc. and Original Cookie Co		H&M		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Total Business Combinations and Company Owned Stores
Balance, December 28, 2002	$376	$849	$240	$2	$23	$25	$348	$—	$47	$—	$1,034	$876	$1,910
Additional reserves for continuing company owned and franchised stores targeted for closure, for the 13 weeks ended March 29, 2003	—	31	—	—	—	56	—	—	—	—	—	87	87
Reversal during the 13 weeks ended March 29, 2003	(16)	—	—	—	—	—	—	—	—	—	(16)	—	(16)
Utilization for the 13 weeks ended March 29, 2003	(84)	(115)	(12)	—	(17)	(25)	(18)	—	(7)	—	(138)	(140)	(278)

Balance, March 29, 2003	$276	$765	$228	$2	$6	$56	$330	$—	$40	$—	$880	$823	$1,703

Balance, December 29, 2001	$515	$1,348	$286	$113	$32	$89	$549	$—	$75	$32	$1,457	$1,582	$3,039
Utilization for the 13 weeks ended March 30, 2002	(121)	(184)	(12)	(90)	(5)	—	(131)	—	(8)	(8)	(277)	(282)	(559)

Balance, March 30, 2002	$394	$1,164	$274	$23	$27	$89	$418	$—	$67	$24	$1,180	$1,300	$2,480

(5) CREDIT FACILITY

        On January 16, 2003, the Company entered into a Second Amended and Restated Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Credit Facility"), pursuant to which the Company's former credit facility with LaSalle National Bank was replaced and all amounts outstanding under it were refinanced. The Foothill Credit Facility bears interest at the prime rate plus 1.75 percent. The Foothill Credit Facility also requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill Credit Facility provides for $11.9 million of credit (assuming the Company satisfies certain borrowing base restrictions) comprised of a $9.9 million revolving line of credit for financing working capital and $2.0 million for letters of credit. The Foothill Credit Facility matures November 1, 2004 and is secured by substantially all of the assets of the Company.

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

	Company Owned Stores	Franchising	Licensing	Mail Order	Total
13 weeks ended March 29, 2003
Revenue	$21,581	$6,170	$1,323	$2,810	$31,884
Contribution Margin	2,242	4,113	1,165	734	8,254
13 weeks ended March 30, 2002
Revenue	$30,742	$6,038	$2,822	$2,254	$41,856
Contribution Margin	4,088	3,834	2,462	635	11,019

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Contribution margin	$8,254	$11,019
Management fee revenue	2,600	3,290
Other operating revenue	19	133
General and administrative expense	(7,004)	(7,849)
Stock compensation expense	(46)	—
Store closure provision	(71)	—
Other operating income (expense), net	157	(345)
Minority interest	—	6
Interest expense, net	(4,457)	(4,417)
Depreciation and amortization	(1,809)	(2,700)
Provision for income taxes	(123)	(78)

Loss before cumulative effect of accounting change	(2,480)	(941)
Loss from cumulative effect of accounting change	—	(39,111)

Net loss	$(2,480)	$(40,052)

        The assets of the Company primarily relate to company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts. As of March 29, 2003 and December 28, 2002, amounts due from franchisees and licensees, net were $3.4 million and $4.5 million, respectively.

        The Company has one licensee, Nonni's, that accounted for $1.0 million and $2.4 million, or 73.5 percent and 86.0 percent of the revenue of the licensing segment for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. The Company has one customer, Quill Corporation, that accounted for $575,000 and $445,000, or 20.5 percent and 19.7 percent of the revenue of the mail order business segment for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of the Company's total revenue or any individual segment's revenue. At March 29, 2003, the Company had a receivable of $742,000 from Nonni's, which represented 14.9 percent of the Company's total combined receivables. Additionally, the Company had a receivable of $522,000 from International Multifoods Corporation, which represented 10.5 percent of the Company's total combined receivables. At March 29, 2003, the Company had deferred revenue of $1.9 million under the Nonni's licensing agreement. This amount will be recognized into income during fiscal years 2003 and 2004.

(7) TAX SHARING DISTRIBUTION

        During the 13 weeks ended March 29, 2003, the Company recorded distributions of $1.2 million due to its ultimate parent, MFFB, under a tax sharing agreement that was entered into in September 2001. Mrs. Fields paid $5.0 million to MFFB in March 2003 relating to its obligations under the tax sharing agreement, which was accrued at December 28, 2002.

(8) SUBSEQUENT EVENT

        On May 7, 2003, the Board of Directors of the Company accepted the resignation of Larry A. Hodges as President, Chief Executive Officer and Director of the Company. Mr. Hodges' resignation will be effective on May 14, 2003. Under terms of his employment agreement, Mr. Hodges will receive 28 months of salary as severance, the first year of which will be paid semi-monthly, and the balance in a lump sum at the end of the first year. These payments are not expected to be material to the Company's liquidity. The severance expense will be accrued in the quarter ending June 28, 2003.

        Under terms of a stockholder agreement, there are put and call rights with respect to Mr. Hodges' MFFB common stock, and, if exercised, his options on MFFB common stock. Negotiations to resolve the outcome of arrangements with respect to such stock are not complete.

        The Company's Board of Directors named Stephen Russo as the new President, Chief Executive Officer and Director of the Company effective on May 15, 2003.

(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligation related to its $140.0 million total principal amount of Senior Notes due 2004 is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by five of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., Pretzelmaker, Inc., Pretzel Time, Inc., Mrs. Fields Gifts, Inc. and Mrs. Fields' Cookies Australia, which are Guarantors (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies (Canada) Ltd., Pretzelmaker Canada, Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., CMBC, Inc. and two partially owned subsidiaries (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 29, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,665	$183	$209	$—	$2,057
Accounts receivable, net	1,157	443	—	—	1,600
Amounts due from franchisees and licensees, net	1,319	2,034	14	—	3,367
Amounts due from affiliates	44,992	—	—	(44,958)	34
Inventories	1,562	1,764	3	—	3,329
Other current assets	1,314	221	6	—	1,541

Total current assets	52,009	4,645	232	(44,958)	11,928
PROPERTY AND EQUIPMENT, net	12,810	3,024	—	—	15,834
INTANGIBLES, net	19,225	55,256	—	—	74,481
INVESTMENT IN SUBSIDIARIES	16,810	—	—	(16,810)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	4,943	11	—	—	4,954

	$107,297	$62,936	$232	$(61,768)	$108,697

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$1,907	$3	$—	$—	$1,910
Accounts payable and bank borrowings	12,421	1,778	—	—	14,199
Amounts due to affiliates	1,698	45,476	271	(44,958)	2,487
Accrued liabilities	13,152	1,211	42	—	14,405

Total current liabilities	29,178	48,468	313	(44,958)	33,001
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,082	15	—	—	140,097
STORE CLOSURE RESERVE, net of current portion	1,025	—	—	—	1,025
DEFERRED REVENUE, net of current portion	4,853	—	—	—	4,853
STOCKHOLDER'S EQUITY (DEFICIT)	(67,841)	14,453	(81)	(16,810)	(70,279)

	$107,297	$62,936	$232	$(61,768)	$108,697

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED MARCH 29, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$21,528	$—	$53	$—	$21,581
Franchising and licensing	3,662	5,873	50	(2,092)	7,493
Mail order	—	2,810	—	—	2,810
Management fee revenue	2,600	—	—	—	2,600
Other operating revenue	19	—	—	—	19

Total revenues	27,809	8,683	103	(2,092)	34,503

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	15,755	—	45	(1,538)	14,262
Cost of sales—store and food	5,904	(10)	10	(827)	5,077
Franchising and licensing	164	2,074	(23)	—	2,215
Mail order	—	2,076	—	—	2,076
General and administrative	5,631	1,033	67	273	7,004
Stock compensation expense	46	—	—	—	46
Store closure provision	71	—	—	—	71
Depreciation and amortization	1,583	226	—	—	1,809
Other operating income	(157)	—	—	—	(157)

Total operating costs and expenses	28,997	5,399	99	(2,092)	32,403

Income (loss) from operations	(1,188)	3,284	4	—	2,100
Interest expense, net	(4,405)	(52)	—	—	(4,457)

Income (loss) before provision for income taxes	(5,593)	3,232	4		(2,357)
Provision for income taxes	(65)	(57)	(1)	—	(123)

Net income (loss)	$(5,658)	$3,175	$3	$—	$(2,480)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 13 WEEKS ENDED MARCH 29, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,984)	$203	$71	$—	$(3,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(423)	—	—	—	(423)
Proceeds from sales of property and equipment	346	—	—	—	346

Net cash provided by (used in) investing activities	(77)	—	—	—	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(551)	—	—	—	(551)
Payment of debt financing costs	(1,006)	—	—	—	(1,006)
Bank borrowings and drafts in transit	4,730	—	—	—	4,730

Net cash provided by (used in) financing activities	3,173	—	—	—	3,173

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	(21)	25	—	4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(888)	182	96	—	(610)
CASH AND CASH EQUIVALENTS, beginning of period	2,553	1	113	—	2,667

CASH AND CASH EQUIVALENTS, end of period	$1,665	$183	$209	$—	$2,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$154	$—	$—	$—	$154

Income taxes paid	$196	$—	$—	$—	$196

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

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED MARCH 30, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$30,685	$—	$57	$—	$30,742
Franchising and licensing	2,629	9,311	74	(3,154)	8,860
Mail order	2,254	—	—	—	2,254
Management fee revenue	3,290	—	—	—	3,290
Other operating revenue	133	—	—	—	133

Total revenues	38,991	9,311	131	(3,154)	45,279

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	21,302	—	45	(2,086)	19,261
Cost of sales—store and food	7,388	(10)	15	—	7,393
Franchising and licensing	1,073	2,559	—	(1,068)	2,564
Mail order	1,619	—	—	—	1,619
General and administrative	2,577	5,079	193	—	7,849
Depreciation and amortization	2,283	378	39	—	2,700
Other operating expenses, net	345	—	—	—	345

Total operating costs and expenses	36,587	8,006	292	(3,154)	41,731

Income (loss) from operations	2,404	1,305	(161)	—	3,548
Interest expense, net	(4,357)	(60)	—	—	(4,417)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	(1,953)	1,245	(161)	—	(869)
PROVISION FOR INCOME TAXES	(78)	—	—	—	(78)

Income (loss) before minority interest and cumulative effect of accounting change	(2,031)	1,245	(161)	—	(947)
MINORITY INTEREST	6	—	—	—	6

Income (loss) before cumulative effect of accounting change	(2,025)	1,245	(161)	—	(941)
LOSS FROM CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(39,111)	—	—	—	(39,111)

NET INCOME (LOSS)	$(41,136)	$1,245	$(161)	$—	$(40,052)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 13 WEEKS ENDED MARCH 30, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,303)	$(618)	$55	$—	$(6,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,158)	—	—	—	(1,158)
Proceeds from sales of property and equipment	1,846	52		—	1,898

Net cash provided by (used in) Investing activities	688	52	—	—	740

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(617)	(17)	—	—	(634)
Bank overdraft and bank borrowings	4,509	—	—	—	4,509

Net cash provided by (used in) financing activities	3,892	(17)	—	—	3,875

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(44)	—	(44)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,723)	(583)	11	—	(2,295)
CASH AND CASH EQUIVALENTS, beginning of period	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS, end of period	$1,718	$(604)	$94	$—	$1,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$212	$5	$—	$—	$217
Income taxes paid	71	—	—	—	71

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

        Mrs. Fields has ten wholly owned operating subsidiaries: Great American Cookie Company, Inc., Pretzel Time, Inc., Pretzelmaker, Inc., Mrs. Fields Gifts, Inc., Mrs. Fields Cookies Australia, Mrs. Fields Cookies (Canada) Ltd., Pretzelmaker Canada, Inc., Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., CMBC, Inc. and two partially owned subsidiaries.

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

        The Company's business follows seasonal trends and economic conditions and is also affected by climate and weather conditions, which in turn affect mall traffic. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls. The Company typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

Results of Operations of Mrs. Fields

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields and percentage changes from period to period (in thousands, except other data).

	13 Weeks Ended
	March 29, 2003	March 30, 2002	% Change
Statement of Operations Data:
REVENUES:
Net store and food sales	$21,581	$30,742	(29.8)
Franchising and licensing	7,493	8,860	(15.4)
Mail order	2,810	2,254	24.7
Management fee revenue	2,600	3,290	(21.0)
Other operating revenue	19	133	(85.7)

Total revenues	34,503	45,279	(23.8)

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	14,262	19,261	(26.0)
Cost of sales—stores and food	5,077	7,393	(31.3)
Franchising and licensing	2,215	2,564	(13.6)
Mail order	2,076	1,619	28.2
General and administrative	7,004	7,849	(10.8)
Stock compensation expense	46	—	NM
Store closure provision	71	—	NM
Depreciation	1,562	2,425	(35.6)
Amortization—goodwill and intangibles	247	275	(10.2)
Other operating (income) expense, net	(157)	345	NM

Total operating costs and expenses	32,403	41,731	(22.4)

Income from operations	2,100	3,548	(40.8)
Interest expense, net	(4,457)	(4,417)	0.9

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(2,357)	(869)	171.2
Provision for income taxes and minority interest	(123)	(72)	70.8

Loss before cumulative effect of accounting change	(2,480)	(941)	163.5
Loss from cumulative effect of accounting change	—	(39,111)	NM

Net loss	$(2,480)	$(40,052)	(93.8)

Cash flows from operating activities	$(3,710)	$(6,866)

Cash flows from investing activities	$(77)	$740

Cash flows from financing activities	$3,173	$3,875

OTHER DATA:
Number of Company owned store unit weeks(1)	4,131	5,316	(22.3)
Unit week average ("UWA") sales(1)	$5,198	$5,755	(9.7)
Year-over-year comparable store sales percent(1)	(7.1)%	(1.8)%
Unit weeks—stores open more than 13 months	4,082	4,884	(16.4)
UWA sales—stores open more than 13 months	$5,223	$5,416	(3.6)

(1)
Unit weeks refer to the number of company owned stores open at the end of each fiscal week multiplied by number of weeks in the period. Unit week average sales is calculated by dividing the net store sales by the number of unit weeks. Year-over-year comparable store sales is calculated by comparing the change in company owned store sales for stores that have been open more than 13 months. Management uses unit weeks, unit week average sales and year-over-year comparable store sales information to measure operating performance at the company owned stores business segment and store level. Unit weeks, unit week average sales and year-over-year comparable store sales are not measures defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

13 Weeks Ended March 29, 2003
Compared to the 13 Weeks Ended March 30, 2002

        Income From Operations—Overview.    Income from operations was $2.1 million for the 13 weeks ended March 29, 2003 compared to $3.5 million for the 13 weeks ended March 30, 2002, a decrease in income from operations of $1.4 million. This decrease in income from operations was primarily attributable to reductions in contribution from store operations of $1.8 million, contribution from franchising and licensing of $1.0 million; management fee income of $700,000 offset by an increase in contribution from mail order of $100,000 and reductions in general and administrative expense of $800,000, depreciation and amortization expense of $900,000 and other operating expense of $500,000.

        Store contribution was $2.2 million for the 13 weeks ended March 29, 2003, a decrease of $1.8 million or 45.2 percent, from store contribution of $4.0 million for the 13 weeks ended March 30, 2002. The decrease was a result of a 7.1 percent decrease in same store comparable sales for the 2003 period from the 2002 period resulting in a decrease in contribution of approximately $1.1 million. Management believes the decrease in same store comparable sales was the result of reduced mall traffic due to the general economic instability, the war in Iraq, and Easter weekend occurring in March 2002 compared to April 2003. Additionally, the decrease in store sales resulted from approximately 1,185 fewer store weeks in the first quarter of 2003 compared to the first quarter of 2002 resulting in a decrease in contribution of approximately $700,000. Contribution as a percent of sales for the 13 weeks ended March 29, 2002 was 11.3 percent compared to 13.3 percent for the 13 weeks ended March 30, 2002. This decrease in contribution percentage was primarily attributable to lower per unit sales volume experienced during the 2003 period compared to the 2002 period resulting in limited leverage of fixed operating costs including rents, labor and other store expenses.

        Franchising and licensing contribution was $5.3 million for the 13 weeks ended March 29, 2003, a decrease of $1.0 million or 16.2 percent, from franchising and licensing contribution of $6.3 million for the 13 weeks ended March 30, 2002. This decrease was principally due to the revenue recognized from a sale of recipes in January 2002 for $1.6 million and a decrease in initial franchise fees of $200,000 from the sale of corporate stores to franchisees. These decreases were offset by an increase in royalties and license fees earned for Mrs. Fields branded soft-baked cookies and candies sold in retail stores, ice cream and premium hot cocoa of $300,000 and an increase in franchise royalties of $500,000 as a result of corporate stores sold to franchisees in fiscal 2002.

        Mail order contribution was $700,000 for the 13 weeks ended March 29, 2003, an increase of $100,000 or 15.6 percent, from $600,000 for the 13 weeks ended March 30, 2002. This increase was attributable to an increase in mail order sales of $600,000 offset by an increase in mail order product and operating expenses of $500,000.

        Company Owned and Franchised or Licensed Store Activity.    As of March 29, 2003, there were 311 company owned stores and 1,022 franchised or licensed stores in operation. The store activity for the 13 week period ended March 29, 2003 and the 13 weeks ended March 30, 2002 is summarized as follows:

	March 29, 2003		March 30, 2002
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	330	1,038	474	1,017
Stores opened (including relocations and acquisitions)	2	20	—	20
Stores closed (including relocations)	(16)	(41)	(17)	(35)
Wal-Mart stores (closed) opened	—	—	9	(6)
Stores sold to franchisees	(5)	5	(14)	14
Stores acquired from franchisees	—	—	3	(3)

Stores open as of the end of the fiscal year	311	1,022	455	1,007

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of frozen cookie dough product to retail markets, were $21.6 million for the 13 weeks ended March 29, 2003, a decrease of $9.1 million or 29.8 percent, from $30.7 million for the 13 weeks ended March 30, 2002. Frozen cookie dough product sales were $100,000 for the 13 weeks ended March 29, 2003 and March 30, 2002.

        Store sales were $21.5 million for the 13 weeks ended March 29, 2003, a decrease of $9.1 million or 29.8 percent, from $30.6 million for the 13 weeks ended March 30, 2002. The decrease in store sales was principally due to i) approximately 1,185 fewer store weeks (excluding Wal-Mart locations) for the 13 weeks ended March 29, 2003 compared to the same period in 2002 resulting in a sales shortfall from normalized unit week average ("UWA") of $6.5 million, ii) a 7.1 percent reduction or $1.6 million in same store sales, which management believes was a result of reduced mall traffic due to the continued economic instability, the war in Iraq and the Easter shopping weekend occurring in March 2002 compared to April 2003 and iii) a decrease in sales from the Company's Wal-Mart locations of $1.0 million for the 13 weeks ended March 29, 2003 compared to the same period in 2002 due to the closure of Wal-Mart locations in September 2002.

        Cost of Sales—Store and Food.    Cost of sales was $5.1 million for the 13 weeks ended March 29, 2003, a decrease of $2.3 million or 31.3 percent, from $7.4 million for the 13 weeks ended March 30, 2003.

        Cost of sales, stores only, was $5.0 million for the 13 weeks ended March 29, 2003, a decrease of $2.3 million or 31.1 percent, from $7.3 million for the 13 weeks ended March 30, 2002. This decrease was due to fewer operating stores as a result of the closure of the Wal-Mart locations, approximately 1,185 fewer unit weeks and cost containment strategies implemented, including the closing of non-performing stores. Cost of sales, stores only, as a percent of sales was 23.3 percent and 23.7 percent for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. This decrease was the result of the closure of non-performing stores and the Wal-Mart locations in September 2002.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $14.3 million for the 13 weeks ended March 29, 2003, a decrease of $5.0 million or 26.0 percent, from $19.3 million for the 13 weeks ended March 30, 2002. This decrease was due to fewer stores opened during the 2003 13 week period compared to the 2002 13 week period. Selling and store occupancy costs increased from 62.9 percent of sales for the 2002 13 week period to 66.4 percent of sales for the 2003 13 week period.

        Labor costs were 29.9 percent of sales and 30.6 percent sales for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. This decrease was primarily the result of tightening of staffing levels in conjunction with the lower sales volumes and the closure of the Wal-Mart locations.

        Store occupancy costs were 25.9 percent of sales and 23.5 percent of sales for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. This increase in store occupancy costs was due to increases in base rents and the inability to obtain leverage on the rents as a result of lower store sales volumes.

        Other store expense was 10.5 percent of sales and 8.9 percent of sales for the 13 weeks ended March 29, 2003 and March 30, 2002, respectively. This increase was due to increased costs for property and liability insurance, utilities and other costs for which the stores were unable to obtain leverage as a result of lower store sales volumes.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $7.5 million for the 13 weeks ended March 29, 2003, a decrease of $1.4 million or 15.4 percent, from $8.9 million for the 13 weeks ended March 30, 2002. Franchising revenues were $6.2 million for the 2003 13 week period, an increase of $200,000 or 3.3 percent, from $6.0 million for the 2002 13 week period. This increase was primarily due to an increase in franchise royalties of $500,000 offset by a decrease of initial franchise fees of $200,000 and lower batter sales of $100,000.

        Licensing revenues were $1.3 million for the 13 weeks ended March 29, 2003, a decrease of $1.5 million or 53.1 percent, from $2.8 million for the 13 weeks ended March 30, 2002. This decrease was principally due to a decrease in licensing revenues from the sale of certain recipes under a licensing agreement with a national manufacturer of soft-baked cookies of $1.6 million and international license fees of $100,000. This decrease was offset by an increase in licensing royalties earned under licensing agreements for Mrs. Fields branded soft baked cookies, candies and premium hot cocoa of $300,000.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $2.2 million for the 13 weeks ended March 29, 2003, a decrease of $400,000 or 13.6 percent, from $2.6 million for the 13 weeks ended March 30, 2002. This decrease was principally due to reduction of $200,000 in operating and administrative costs of the Company's batter facility that sells cookie batter to the Company's Great American Cookie franchisees, and a $200,000 reduction in administrative costs associated with the Company's international and domestic licensing group.

        Mail Order Revenues.    Mail order revenues were $2.8 million for the 13 week period ended March 29, 2003, an increase $500,000 or 24.7 percent, from $2.3 million for the 13 week period ended March 30, 2002. Mail order revenues consist of sales through the Company's catalog and web-site. This increase in revenues was due to additional sales to affiliation with other gift catalogs, Internet sales, and increased sales to the airline industry.

        Mail Order Expense.    Mail order expenses were $2.1 million for the 13 weeks ended March 29, 2003, an increase of $500,000 or 28.2 percent, from $1.6 million for the 13 weeks ended March 30, 2002. This increase in expense was due to an increase in cost of sales of $300,000 associated with the increased sales volume, increased marketing and operating costs of $50,000, and increased labor costs of $60,000.

        Management Fee Revenues.    Management fee revenue was $2.6 million for the 13 weeks ended March 29, 2003, a decrease of $700,000 or 21.0 percent, from $3.3 million for the 13 weeks ended March 30, 2003. The decrease was due to a decrease in the management fee effective October 1, 2002 as a result of an amendment to the TCBY Management Agreement.

        General and Administrative Expense.    General and administrative expenses were $7.0 million for the 13 weeks ended March 29, 2003, a decrease of $800,000 or 10.8 percent, from $7.8 million for the 13 weeks ended March 30, 2002. General and administrative expenses include operations and supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $1.6 million for the 13 weeks ended March 29, 2003, a decrease of $200,000 or 11.1 percent, from $1.8 million for the 13 weeks ended March 30, 2002. This decrease was principally due to decreases in payroll and related costs resulting from the Company's staff reductions in late 2002.

        General and administrative expenses were $5.4 million for the 13 weeks ended March 29, 2003, a decrease of $600,000 or 10.0 percent, from $6.0 million for 13 weeks ended March 30, 2002. This decrease in expenses was principally due to the Company's staff reductions in late 2002 resulting in cost savings of approximately $100,000, and reductions in marketing costs of $100,000, postage and supplies of $200,000 and other cost saving measures of $200,000.

        Stock Compensation Expense.    Stock compensation expense was $46,000 for the 13 weeks ended March 29, 2003.

        Store Closure Provision.    Store closure provision was $71,000 for the 13 weeks ended March 29, 2003. This was principally due to additional reserves established for lease guarantees on stores sold to franchisees.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $1.8 million for the 13 weeks ended March 29, 2003, a decrease of $900,000 or 33.3 percent, from $2.7 million for the 13 weeks ended March 30, 2002. Depreciation expense was $1.6 million for 13 weeks ended March 29, 2003, a decrease of $800,000 or 33.3 percent, from $2.4 million for 13 weeks ended March 30, 2002. This decrease was principally due to fewer store assets as a result of store closures, the sale of corporate stores to franchisees and impairment of store assets recorded in fiscal 2002. Amortization expense was $247,000 for the 13 weeks ended March 29, 2003, a decrease of $28,000 or 10.2 percent, from $275,000 for the 13 weeks ended March 30, 2002

        Other Operating Income, Net.    Other operating income, net was $157,000 for the 13 weeks ended March 29, 2003, an increase of $502,000 from other operating expense, net of $345,000 for the 13 weeks ended March 30, 2002. The increase in other operating income was the result of a net gain on stores sold to franchisees in 2003 compared to a net loss on stores sold to franchisees in 2002.

        Interest Expense, Net.    Interest expense, net was $4.5 million for the 13 weeks ended March 29, 2003 and for the 13 weeks ended March 30, 2002. This comparability was primarily due to reduction in the Company's borrowings under capital leases and other note obligations offset by increased amortization of loan fees incurred for the replacement of the Company's credit facility.

        Provision for Income Taxes.    Provision for income taxes was $123,000 for the 13 week period ended March 29, 2003 compared to $78,000 for the 13 week period ended March 30, 2002. Provision for income taxes primarily consists of state and foreign income taxes.

        Cumulative Effect of Accounting Change.    The Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its company owned stores reporting unit in the 13 weeks ended March 20, 2002. Such charge is non-operational in nature and was recorded as a cumulative effect of an accounting change upon the mandatory adoption of SFAS No. 142 effective the beginning of fiscal 2002.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand, available borrowings under its revolving credit facility and proceeds from the sale of company owned stores to franchisees. At March 29, 2003, the Company had $2.0 million of unrestricted cash and $4.2 million available under its $9.9 million revolving line of credit. The terms of the Company's indenture governing its outstanding senior notes limit the Company's ability to borrow under the credit facility to a total of $9.9 million, excluding letters of credit. At March 29, 2003, the Company had outstanding borrowings of $5.7 million and outstanding letters of credit totaling $1.6 million.

        On January 16, 2003, the Company entered into a Second Amended and Restated Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Credit Facility"), pursuant to which the Company's former credit facility with LaSalle National Bank was replaced and all amounts outstanding under it were refinanced. The Foothill Credit Facility bears interest at the prime rate plus 1.75 percent. The Foothill Credit Facility also requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill Credit Facility provides for $11.9 million of credit (assuming the Company satisfies certain borrowing base restrictions) comprised of a $9.9 million revolving line of credit for financing working capital and $2.0 million for letters of credit. The Foothill Credit Facility matures November 1, 2004 and is secured by substantially all of the assets of the Company.

        Management believes the Company's operations have been negatively impacted over the past two years by reduced mall traffic due to the recession during 2001 and the continued economic instability, the events of September 11, 2001 and the war in Iraq that commenced during the first quarter of 2003. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $70.3 million at March 29, 2003. The Company used $3.7 million of cash for operating activities during the 13 weeks ended March 29, 2003. The Company used $77,000 of cash for investing activities during the 13 weeks ended March 29, 2003, primarily for purchases of capital expenditures offset by proceeds from the sale of five company owned stores to franchisees. The Company generated $3.2 million of cash from financing activities during the 13 weeks ended March 29, 2003, principally from borrowings under the revolving line of credit offset by payments of debt financing costs and the Company's long-term debt and capital leases.

        As of March 29, 2003, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $6.9 million, a decrease of $2.6 million from December 28, 2002 when liquid assets were $9.5 million. Current assets were $11.9 million at March 29, 2003, a decrease of $1.3 million from $13.3 million at December 28, 2002. This decrease was primarily the result of a decrease in cash and cash equivalents, accounts receivable and amounts due from franchisees and licensees offset by an increase in inventories, prepaid rent and other and assets held for sale. Long-term assets were $96.8 million at March 29, 2003, a decrease of $1.5 million from $98.3 million at December 28, 2002. This decrease was due to recurring depreciation of property and equipment and amortization of intangibles offset by an increase in deferred loan costs.

        Current liabilities were $33.0 million at March 29, 2003, an increase of $300,000 from $32.7 million at December 28, 2002. This increase was primarily due to an increase in bank borrowings and accrued interest payable, which was partially offset by a decrease in accounts payable, accrued liabilities, amounts due to affiliates and sales tax payable.

        The Company's working capital deficit of $21.1 million at March 29, 2003 increased by $1.7 million from a deficit of $19.4 million at December 28, 2002, for the reasons described above.

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Tax Allocation Agreement and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under of the Tax Allocation Agreement for fiscal 2002. During fiscal 2003, Mrs. Fields expects to pay MFFB approximately $3.5 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at company owned and franchised stores.

        The Company is highly leveraged. In addition to its new credit facility with Foothill, the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). These notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under its new credit facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company may sell additional company owned stores, defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months. The Company is in compliance with its covenants underlying its Foothill Credit Facility and its Senior Notes at March 29, 2003. After giving effect to the severance expense for Mr. Hodges, which will be accrued in the quarter ending June 28, 2003, the Company may not be in compliance with the minimum trailing twelve month adjusted EBITDA financial covenant of the Foothill Credit Facility for the period ending June 28, 2003. The Company has commenced discussions with Foothill regarding alternative ways to address the issues raised by the severance expense. While there can be no assurances that the Company will be successful in its discussions with Foothill, management believes that Foothill and the Company will resolve this satisfactorily.

        Mrs. Fields, Mrs. Fields' Holding, MFFB and TCBY have engaged an investment banking firm to act as financial advisors to assist in the evaluation of various financing alternatives, which may include, among other alternatives, the refinancing of the Senior Notes. There can be no assurances that the Company will be successful in refinancing the Senior Notes or consummating any other recommended financing alternatives.

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

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's consolidated financial statements. Management has reviewed the accounting policies that it uses to prepare the Company's consolidated financial statements and believes that the following policies are the most important to the portrayal of the Company's financial condition and the results of its operations while requiring the use of judgments and estimates about the effects of matters that are inherently uncertain.

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

        Tax Sharing Agreement.    The Company is subject to an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding, and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of the date of the Mrs. Fields Reorganization. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. Federal Income Tax Return. The exact amount of any compensation to the Company or MFFB is contingent upon the length of time between the utilization date and the date of the Mrs. Fields Reorganization and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement.

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

        Store Closure Reserve.    The Company periodically closes under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure, the Company records a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by Mrs. Fields' ability to settle with the landlord for amounts less than the amount reserved and the timing of the payments agreed to in the settlement.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending September 27, 2003 for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when the interpretation becomes effective. We are currently evaluating what impact, if any, FIN 46 may have on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no significant changes in market risks since the end of the Company's fiscal year ended December 28, 2002. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 2002.

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

ITEM 5. OTHER INFORMATION

        As disclosed elsewhere in this Quarterly Report on Form 10-Q and on a Current Report on Form 8-K filed on May 7, 2003, effective May 14, 2003, Larry A. Hodges, President, Chief Executive Officer and Director of the Company, resigned from the Company and Stephen Russo will succeed him, effective May 15, 2003, as President, Chief Executive Officer and Director of the Company. A copy of Mr. Russo's employment agreement with the Company was filed as an exhibit to the Current Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1
Employment Agreement, dated as of May 7, 2003, by and among Mrs. Fields' Original Cookies, Inc., Mrs. Fields Famous Brands, Inc. and Stephen Russo, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2003 and incorporated herein by reference.
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

A Form 8-K was filed on April 8, 2003, in which it was reported that Mrs. Fields Famous Brands, Inc. acquired an aggregate of $27,950,000 principal amount of the 14% Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding Company, Inc.

A Form 8-K was filed on May 7, 2003, in which it was reported that, effective May 14, 2003, Larry A. Hodges, President, Chief Executive Officer and Director of the Company, will resign from the Company and Stephen Russo will succeed him, effective May 15, 2003, as President, Chief Executive Officer and Director of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.

/s/ LARRY A. HODGES Larry A. Hodges, President and Chief Executive Officer	May 13, 2003 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Senior Vice President and Chief Financial Officer (Chief Financial and Principal Accounting Officer)	May 13, 2003 Date

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ LARRY A. HODGES Larry A. Hodges President and Chief Executive Officer

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ SANDRA M. BUFFA Sandra M. Buffa Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of May 7, 2003, by and among Mrs. Fields' Original Cookies, Inc., Mrs. Fields Famous Brands, Inc. and Stephen Russo, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2003 and incorporated herein by reference.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.