Form 10-Q
period 2003-06-28
MRS FIELDS ORIGINAL COOKIES INC
filed 2003-08-08
CIK 1043482

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2003
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

        The registrant had 400 shares of common stock, $0.01 par value, outstanding at August 1, 2003.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

ITEM 1. Financial Statements

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 28, 2003	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,282	$2,667
Accounts receivable, net of allowance for doubtful accounts of $118 and $124, respectively	2,212	2,434
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $962 and $953, respectively	2,582	4,493
Inventories	3,184	2,998
Prepaid rent and other	925	671

Total current assets	10,185	13,263

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	29,406	32,701
Equipment and fixtures	25,443	27,737
Land	240	240

	55,089	60,678
Less accumulated depreciation and amortization	(42,221)	(43,227)

Net property and equipment	12,868	17,451

GOODWILL, net	64,115	64,115
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $8,554 and $7,936, respectively	9,939	10,619
DEFERRED LOAN COSTS, net of accumulated amortization of $12,933 and $11,516, respectively	4,011	4,292
AMOUNTS DUE FROM AFFILIATES	1,500	1,500
OTHER ASSETS	351	349

	$102,969	$111,589

LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES:
Bank borrowings under line of credit	$7,991	$972
Current portion of long-term debt	1,155	1,718
Current portion of capital lease obligations	257	373
Accounts payable	7,130	12,243
Accrued liabilities	4,044	4,051
Current portion of store closure reserve	616	678
Accrued salaries, wages and benefits	5,281	3,946
Accrued interest payable	1,085	1,099
Sales taxes payable	611	983
Amounts due to affiliates	3,974	6,575
Current portion of deferred revenue	943	720

Total current liabilities	33,087	33,358
LONG-TERM DEBT, net of current portion and discount	139,951	140,236
CAPITAL LEASE OBLIGATIONS, net of current portion	108	203
STORE CLOSURE RESERVE, net of current portion	1,026	1,232
DEFERRED REVENUE, net of current portion	4,458	3,162

Total liabilities	178,630	178,191

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	64,575	64,575
Deferred stock compensation	(401)	(493)
Accumulated deficit	(139,701)	(130,549)
Accumulated other comprehensive loss	(134)	(135)

Total stockholder's deficit	(75,661)	(66,602)

COMMITMENTS AND CONTINGENCIES
	$102,969	$111,589

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	13 Weeks Ended
	June 28, 2003	June 29, 2002
REVENUES:
Net store and food sales	$19,953	$27,954
Franchising and licensing	7,890	6,528
Mail order	3,200	2,357
Management fee revenue	2,600	2,600
Other operating revenue	17	1,578

Total revenues	33,660	41,017

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	12,805	18,379
Cost of sales—store and food	4,784	6,638
Franchising and licensing	2,533	2,422
Mail order	2,780	2,312
General and administrative	7,741	8,633
Stock compensation expense	46	—
Store closure provision	239	38
Wal-Mart restructuring costs	—	5,288
Impairment of long-lived assets	1,295	635
Depreciation	1,498	2,787
Amortization—intangibles	420	349
Other operating income, net	(1,060)	(225)

Total operating costs and expenses	33,081	47,256

Income (loss) from operations	579	(6,239)
Interest expense, net	(4,510)	(4,300)

Loss before benefit (provision) for income taxes and minority interest	(3,931)	(10,539)
Benefit (provision) for income taxes	88	(33)

Loss before minority interest	(3,843)	(10,572)
Minority interest	—	17

Net loss	$(3,843)	$(10,555)

COMPREHENSIVE LOSS:
Net loss	$(3,843)	$(10,555)
Foreign currency translation adjustment	(3)	7

Comprehensive loss	$(3,846)	$(10,548)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	26 Weeks Ended
	June 28, 2003	June 29, 2002
		(see Note 1)
REVENUES:
Net store and food sales	$41,534	$58,696
Franchising and licensing	15,383	15,388
Mail order	6,010	4,611
Management fee revenue	5,200	5,890
Other operating revenue	36	1,711

Total revenues	68,163	86,296

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	27,067	37,640
Cost of sales—store and food	9,861	14,031
Franchising and licensing	4,748	4,945
Mail order	4,856	3,931
General and administrative	14,745	16,523
Stock compensation expense	92	—
Store closure provision	310	38
Wal-Mart restructuring costs	—	5,288
Impairment of long-lived assets	1,295	635
Depreciation	3,060	5,212
Amortization—intangibles	667	624
Other operating (income) expense, net	(1,217)	120

Total operating costs and expenses	65,484	88,987

Income (loss) from operations	2,679	(2,691)
Interest expense, net	(8,967)	(8,717)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(6,288)	(11,408)
Provision for income taxes	(35)	(111)

Loss before minority interest and cumulative effect of accounting change	(6,323)	(11,519)
Minority interest	—	23

Loss before cumulative effect of accounting change	(6,323)	(11,496)
Loss from cumulative effect of accounting change	—	(39,111)

Net loss	$(6,323)	$(50,607)

COMPREHENSIVE LOSS:
Net loss	$(6,323)	$(50,607)
Foreign currency translation adjustment	1	(37)

Comprehensive loss	$(6,322)	$(50,644)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	26 Weeks Ended
	June 28, 2003	June 29, 2002
		(see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,323)	$(50,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from cumulative effect of accounting change	—	39,111
Impairment of long-lived assets	1,295	635
Depreciation and amortization	3,727	5,836
Asset write off—Wal-Mart locations	—	5,288
Amortization of deferred loan costs and accretion of loan discount	1,474	1,207
Stock compensation expense	92	—
(Gain) loss on disposition of assets	(1,316)	104
Minority interest	—	(23)
Changes in assets and liabilities:
Accounts receivable	222	(481)
Amounts due from franchisees and licensees	1,911	1,672
Amounts due to/from affiliates	(430)	(1,212)
Inventories	(282)	270
Prepaid rent and other	(254)	(414)
Other assets	10	1,626
Accounts payable	(5,113)	(5,011)
Accrued liabilities	(7)	(703)
Store closure reserve	(268)	(689)
Accrued salaries, wages and benefits	1,335	668
Accrued interest payable	(14)	(9)
Sales taxes payable	(372)	(449)
Deferred revenue	1,519	1,794

Net cash used in operating activities	(2,794)	(1,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(954)	(4,043)
Proceeds from sale of property and equipment	2,594	5,419

Net cash provided by investing activities	1,640	1,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under line of credit	7,019	(240)
Payment of debt financing costs	(1,136)	—
Principal payments on long-term debt	(904)	(813)
Principal payments on capital lease obligations	(211)	(483)
Distribution to parent under tax sharing agreement	(5,000)	—

Net cash used in financing activities	(232)	(1,536)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1	(37)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,385)	(1,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,667	3,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,282	$1,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,464	$7,537

Cash paid for income taxes	$251	$71

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of June 28, 2003 and December 28, 2002, and the results of its operations and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2002 contained in Mrs. Fields' Annual Report on Form 10-K.

        The results of operations for the 13 and 26 weeks ended June 28, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 3, 2004. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded. Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB").

        The results of operations and cash flows for the 26 weeks ended June 29, 2002 have been restated to reflect the transitional provisions of the cumulative effect of a change in accounting principle. The Company completed its analysis of the impact of Statement of Financial Accounting Standards No. 142, ("SFAS 142") in the third quarter of 2002 and, in accordance with the requirements of SFAS 142, recorded the resultant cumulative effect of a change in accounting principle of $39.1 million effective as of the beginning of fiscal 2002.

        Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(2)   LIQUIDITY

        Management believes the Company's operations have been negatively impacted over the past two years by reduced mall traffic due to the recession during 2001 and the continued economic instability, the events of September 11, 2001 and the war in Iraq that commenced during the first quarter of 2003. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $75.7 million at June 28, 2003. The Company used $2.8 million of cash for operating activities during the 26 weeks ended June 28, 2003. The Company generated $1.6 million of cash from investing activities during the 26 weeks ended June 28, 2003, primarily from proceeds from the sale of 27 company owned stores to franchisees offset by purchases of property and equipment. The Company used $200,000 of cash for financing activities during the 26 weeks ended June 28, 2003, principally for a distribution to parent under the tax sharing agreement and payments of debt financing costs, long-term debt and capital leases offset by borrowings under the revolving line of credit.

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Tax Allocation Agreement (see Note 7) and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under the Tax Allocation Agreement for fiscal 2002. In July 2003, Mrs. Fields paid MFFB $1.1 million relating to its obligations under the Tax Allocation Agreement for fiscal 2003. During the second half of fiscal 2003, Mrs. Fields expects to pay MFFB an additional $2.4 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. At June 28, 2003, the Company had $1.9 million available under its revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at company owned and franchised stores.

        The Company is highly leveraged. In addition to its credit facility with Foothill Capital Corporation (see Note 5), the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). The Senior Notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under the Foothill Credit Facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company may sell additional company owned stores, defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months. The Company is in compliance with its covenants underlying its Foothill Credit Facility and its Senior Notes at June 28, 2003.

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

        Amounts receivable from TCBY represent amounts receivable under a management agreement, with the retention amount receivable classified as long-term. The amounts due to TCBY at December 28, 2002 primarily represent amounts due for excess royalties paid by TCBY under a license agreement to sell Mrs. Fields branded ice cream that were repaid in February 2003. The amounts due to TCBY at June 28, 2003 represent royalties for the sale of TCBY products at company owned stores.

        Amounts due to Riverport Equipment and Distribution Company, a subsidiary of TCBY ("Riverport"), are from purchases of equipment and smallware supplies for company owned stores.

        Amounts due to MFFB represent amounts due under the Amended and Restated Tax Allocation Agreement among the Company, MFFB, Mrs. Fields' Holding, TCBY Holding and all of their respective subsidiaries.

        Amounts due to/from affiliates as of June 28, 2003 and December 28, 2002 are as follows (in thousands):

	June 28, 2003	December 28, 2002
Amounts due from affiliates:
TCBY—retention amount, long-term	1,500	1,500

	$1,500	$1,500

Amounts due to affiliates:
Mrs. Fields' Holding	$868	$827
Riverport	—	183
TCBY	23	321
MFFB—tax sharing	3,083	5,244

	$3,974	$6,575

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

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision in the statement of operations. As of June 28, 2003, the remaining store closure reserve was $1.6 million.

        The following presents a summary of the activity in the store closure reserve for the 13 weeks and 26 weeks ended June 28, 2003 and June 29, 2002 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Beginning balance	$1,703	$2,480	$1,910	$3,039
Additional reserves for continuing company owned and franchises stores targeted for closure	331	38	418	38
Reversal of reserves	(105)	—	(121)	—
Utilization of reserves	(287)	(168)	(565)	(727)

Ending balance	$1,642	$2,350	$1,642	$2,350

(5)   CREDIT FACILITY

        On January 16, 2003 the Company entered into a Second Amended and Restated Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Credit Facility"), pursuant to which the Company's former credit facility with LaSalle National Bank was replaced and all amounts outstanding under it were refinanced. The Foothill Credit Facility bears interest at the prime rate plus 1.75 percent and requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill Credit Facility provides for $11.9 million of credit (assuming the Company satisfies certain borrowing base restrictions) comprised of a $9.9 million revolving line of credit for financing working capital and $2.0 million for letters of credit. The Foothill Credit Facility matures November 1, 2004 and is secured by substantially all of the assets of the Company.

        On June 26, 2003, the Company entered into an amendment of the Foothill Credit Facility (the "Amendment"). Among other things, the Amendment allows the Company to add back to earnings used to calculate adjusted EBITDA, to the extent and only to the extent deducted from earnings used in calculating EBITDA, as defined in the Foothill Credit Facility, the severance related costs in connection with the resignation of Larry Hodges (as further discussed in Note 8) expensed and payable by the Company during the fiscal years 2003 and 2004 in an aggregate amount not to exceed $1.2 million. In addition, the Amendment provides for more favorable terms for certain financial covenants through the expiration date of the Foothill Credit Facility.

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

        Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy costs, cost of sales and direct general administrative costs related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY Management Agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity of managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table (in thousands):

	Company Owned Stores	Franchising	Licensing	Mail Order	Total
13 weeks ended June 28, 2003
Revenue	$19,953	$6,767	$1,123	$3,200	$31,043
Contribution Margin	2,364	4,524	833	420	8,141
13 weeks ended June 29, 2002
Revenue	$27,954	$6,000	$528	$2,357	$36,839
Contribution Margin	2,937	3,852	254	45	7,088
26 weeks ended June 28, 2003
Revenue	$41,534	$12,937	$2,446	$6,010	$62,927
Contribution Margin	4,606	8,637	1,998	1,154	16,395
26 weeks ended June 29, 2002
Revenue	$58,696	$12,038	$3,350	$4,611	$78,695
Contribution Margin	7,025	7,686	2,757	680	18,148

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Contribution margin	$8,141	$7,088	$16,395	$18,148
Management fee revenue	2,600	2,600	5,200	5,890
Other operating income	17	1,578	36	1,711
General and administrative expense	(7,741)	(8,633)	(14,745)	(16,523)
Stock compensation expense	(46)	—	(92)	—
Store closure provision	(239)	(38)	(310)	(38)
Wal-Mart restructuring costs	—	(5,288)	—	(5,288)
Impairment of long-lived assets	(1,295)	(635)	(1,295)	(635)
Depreciation and amortization	(1,918)	(3,136)	(3,727)	(5,836)
Other income (expense), net	1,060	225	1,217	(120)
Minority interest	—	17	—	23
Interest expense, net	(4,510)	(4,300)	(8,967)	(8,717)
Benefit (provision) for income taxes	88	(33)	(35)	(111)

Loss before cumulative effect of accounting change	(3,843)	(10,555)	(6,323)	(11,496)
Loss from cumulative effect of accounting change	—	—	—	(39,111)

Net loss	$(3,843)	$(10,555)	$(6,323)	$(50,607)

        The assets of the Company primarily relate to company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

        The Company has one licensee, Nonni's Food Company, Inc. ("Nonni's") that accounted for $841,000 and $1.8 million, or 74.9 percent and 73.6 percent of the revenue of the licensing segment for the 13 and 26 weeks ended June 28, 2003, respectively, and $241,000 and $2.7 million, or 45.6 percent and 79.6 percent of the revenue of the licensing segment for the 13 and 26 weeks ended June 29, 2002, respectively. The Company has one customer, Quill Corporation, that accounted for $363,000 and $938,000, or 11.3 percent and 15.6 percent of the revenue of the mail order business segment for the 13 and 26 weeks ended June 28, 2003, respectively, and $452,000 and $897,000, or 19.2 percent and 19.5 percent of the revenue of the mail order business segment for the 13 and 26 weeks ended June 29, 2002, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of the Company's total revenue or any individual segment's revenue. At June 28, 2003, the Company had a receivable of $616,000 from Nonni's, which represented 12.9 percent of the Company's total combined receivables. Additionally, the Company had a receivable of $719,000 from International Multifoods Corporation at June 28, 2003, which represented 15.0 percent of the Company's total combined receivables. At June 28, 2003 the Company had deferred revenue of $1.8 million under the Nonni's licensing agreement. This amount will be recognized into income during fiscal years 2003 and 2004.

(7)   TAX ALLOCATION DISTRIBUTION

        In September 2001, the Company entered into an Amended and Restated Tax Allocation Agreement (the "Tax Allocation Agreement") among MFFB, Mrs Fields' Holding, TCBY Holding and all of their respective subsidiaries (collectively, the "Group"). The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of September 29, 2001. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. federal income tax return. The exact amount of any compensation MFFB receives from a subsidiary or subgroup of subsidiaries is contingent upon the length of time between the utilization date and September 29, 2001 and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement. During the 26 weeks ended June 28, 2003, TCBY paid $150,000 to the Company for utilization of the Company's net operating loss carry forwards. During the 26 weeks ended June 28, 2003, the Company and its subsidiaries recorded distributions of $2.8 million due to MFFB under the Tax Allocation Agreement. In March 2003, Mrs. Fields paid $5.0 million to MFFB relating to its obligations under the Tax Allocation Agreement, which was accrued at December 28, 2002. In July 2003, Mrs. Fields paid $1.1 million to MFFB relating to its obligations under the Tax Allocation Agreement for fiscal 2003.

(8)   ACCRUED SEVERANCE BENEFITS

        On May 7, 2003, the Board of Directors of the Company accepted the resignation of Larry A. Hodges as President, Chief Executive Officer and Director of the Company. Mr. Hodges' resignation was effective on May 14, 2003. Under terms of his employment agreement, Mr. Hodges will receive 28 months of salary as severance, the first year of which will be paid semi-monthly, and the balance in a lump sum at the end of the first year. These payments are not expected to be material to the Company's liquidity. The Company recorded an expense of $1.2 million during the 13 weeks ended June 28, 2003 related to severance and other termination related expenses.

        Under terms of a stockholders' agreement, there are put and call rights with respect to Mr. Hodges' MFFB common stock, and, if exercised, his options on MFFB common stock. Negotiations to resolve the outcome of arrangements with respect to such stock are not complete.

        The Company's Board of Directors named Stephen Russo as the new President, Chief Executive Officer and Director of the Company effective on May 15, 2003.

(9)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligation related to its $140.0 million total principal amount of Senior Notes due 2004 is fully and unconditionally guaranteed on a joint and several basis and on a senior basis by five of the Company's wholly owned subsidiaries (the "Guarantors"). These guarantees are general unsecured obligations of the Guarantors, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for Mrs. Fields' Original Cookies, Inc. (the "Parent Company"), Great American Cookie Company, Inc., Pretzelmaker, Inc., Pretzel Time, Inc., Mrs. Fields Gifts, Inc. and Mrs. Fields Cookies Australia, which are Guarantors (collectively, the "Guarantor Subsidiaries") and Mrs. Fields' Cookies (Canada) Ltd., Pretzelmaker Canada, Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., CMBC, Inc. and two partially owned subsidiaries (collectively, the "Non-guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 28, 2003
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,005	$226	$51	$—	$1,282
Accounts receivable, net	1,438	774	—	—	2,212
Amounts due from franchisees and licensees, net	902	1,651	29	—	2,582
Amounts due from affiliates	42,951	—	—	(42,951)	—
Inventories	1,420	1,764	—	—	3,184
Other current assets	757	162	6	—	925

Total current assets	48,473	4,577	86	(42,951)	10,185
PROPERTY AND EQUIPMENT, net	10,042	2,826	—	—	12,868
INTANGIBLES, net	19,139	54,915	—	—	74,054
INVESTMENT IN SUBSIDIARIES	16,800	1	—	(16,801)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	4,071	291	—	—	4,362

	$100,025	$62,610	$86	$(59,752)	$102,969

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$1,409	$3	$—	$—	$1,412
Accounts payable and bank borrowings	13,422	1,693	6	—	15,121
Amounts due to affiliates	1,508	45,302	115	(42,951)	3,974
Accrued liabilities	11,645	887	48	—	12,580

Total current liabilities	27,984	47,885	169	(42,951)	33,087
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,045	14	—	—	140,059
STORE CLOSURE RESERVE, net of current portion	1,026	—	—	—	1,026
DEFERRED REVENUE, net of current portion	4,458	—	—	—	4,458
STOCKHOLDER'S EQUITY (DEFICIT)	(73,488)	14,711	(83)	(16,801)	(75,661)

	$100,025	$62,610	$86	$(59,752)	$102,969

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 13 WEEKS ENDED JUNE 28, 2003
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$19,895	$—	$58	$—	$19,953
Franchising and licensing	3,646	6,105	60	(1,921)	7,890
Mail order	—	3,200	—	—	3,200
Management fee revenue	2,600	—	—	—	2,600
Other operating revenue	20	(3)	—	—	17

Total revenues	26,161	9,302	118	(1,921)	33,660

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	14,130	—	49	(1,374)	12,805
Cost of sales—store and food	5,523	(4)	12	(747)	4,784
Franchising and licensing	198	2,293	42	—	2,533
Mail order	—	2,780	—	—	2,780
General and administrative	7,253	219	69	200	7,741
Stock compensation expense	46	—	—	—	46
Store closure provision	239	—	—	—	239
Impairment of long-lived assets	1,295	—	—	—	1,295
Depreciation and amortization	1,696	222	—	—	1,918
Other operating income, net	(1,060)	—	—	—	(1,060)

Total operating costs and expenses	29,320	5,510	172	(1,921)	33,081

Income (loss) from operations	(3,159)	3,792	(54)	—	579
Interest expense, net	(2,667)	(1,843)	—	—	(4,510)

Income (loss) before provision for income taxes	(5,826)	1,949	(54)	—	(3,931)
Benefit (provision) for income taxes	142	(55)	1	—	88

Net income (loss)	$(5,684)	$1,894	$(53)	$—	$(3,843)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 26 WEEKS ENDED JUNE 28, 2003
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$41,422	$—	$112	$—	$41,534
Franchising and licensing	7,309	11,977	110	(4,013)	15,383
Mail order	—	6,010	—	—	6,010
Management fee revenue	5,200	—	—	—	5,200
Other operating revenue	38	(2)	—	—	36

Total revenues	53,969	17,985	222	(4,013)	68,163

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	29,885	—	94	(2,912)	27,067
Cost of sales—store and food	11,426	(13)	22	(1,574)	9,861
Franchising and licensing	362	4,367	19	—	4,748
Mail order	—	4,856	—	—	4,856
General and administrative	12,882	1,253	137	473	14,745
Stock compensation expense	92	—	—	—	92
Store closure provision	310	—	—	—	310
Impairment of long-lived assets	1,295	—	—	—	1,295
Depreciation and amortization	3,280	447	—	—	3,727
Other operating income, net	(1,217)	—	—	—	(1,217)

Total operating costs and expenses	58,315	10,910	272	(4,013)	65,484

Income (loss) from operations	(4,346)	7,075	(50)	—	2,679
Interest expense, net	(7,072)	(1,895)	—	—	(8,967)

Income (loss) before provision for income taxes	(11,418)	5,180	(50)	—	(6,288)
Benefit (provision) for income taxes	77	(112)	—	—	(35)

Net income (loss)	$(11,341)	$5,068	$(50)	$—	$(6,323)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 26 WEEKS ENDED JUNE 28, 2003
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(7,956)	$5,303	$(141)	$—	$(2,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(954)	—	—	—	(954)
Proceeds from sales of property and equipment	2,594	—	—	—	2,594

Net cash provided by (used in) investing activities	1,640	—	—	—	1,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,115)	—	—	—	(1,115)
Payment of debt financing costs	(1,136)	—	—	—	(1,136)
Borrowings under line of credit	7,019	—	—	—	7,019
Distribution to parent under tax sharing agreement	—	(5,000)	—	—	(5,000)

Net cash provided by (used in) financing activities	4,768	(5,000)	—	—	(232)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	(78)	79	—	1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,548)	225	(62)	—	(1,385)
CASH AND CASH EQUIVALENTS, beginning of period	2,553	1	113	—	2,667

CASH AND CASH EQUIVALENTS, end of period	$1,005	$226	$51	$—	$1,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,463	$1	$—	$—	$7,464

Income taxes paid	$196	$55	$—	$—	$251

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,553	$1	$113	$—	$2,667
Accounts receivable, net	2,299	135	—	—	2,434
Amounts due from franchisees and licensees, net	2,206	2,266	21	—	4,493
Amounts due from affiliates, net	40,893	—	—	(40,893)	—
Inventories	2,412	583	3	—	2,998
Other current assets	671	—	—	—	671

Total current assets	51,034	2,985	137	(40,893)	13,263
PROPERTY AND EQUIPMENT, net	15,941	1,510	—	—	17,451
INTANGIBLES, net	19,807	54,760	167	—	74,734
INVESTMENT IN SUBSIDIARIES	16,425	—	—	(16,425)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	4,251	390	—	—	4,641

	$108,958	$59,645	$304	$(57,318)	$111,589

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$2,089	$2	$—	$—	$2,091
Accounts payable and borrowings under line of credit	12,399	814	2	—	13,215
Amounts due to affiliates	1,655	44,754	1,059	(40,893)	6,575
Accrued liabilities	10,616	809	52	—	11,477

Total current liabilities	26,759	46,379	1,113	(40,893)	33,358
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,423	16	—	—	140,439
STORE CLOSURE RESERVE, net of current portion	1,232	—	—	—	1,232
DEFERRED REVENUE, net of current portion	3,162	—	—	—	3,162
STOCKHOLDER'S EQUITY (DEFICIT)	(62,618)	13,250	(809)	(16,425)	(66,602)

	$108,958	$59,645	$304	$(57,318)	$111,589

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 13 WEEKS ENDED JUNE 29, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$27,905	$—	$49	$—	$27,954
Franchising and licensing	2,420	6,675	55	(2,622)	6,528
Mail order	2,357	—	—	—	2,357
Management fee revenue	2,600	—	—	—	2,600
Other operating revenue	1,578	—	—	—	1,578

Total revenues	36,860	6,675	104	(2,622)	41,017

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	20,203	—	58	(1,882)	18,379
Cost of sales—store and food	7,763	—	13	(1,138)	6,638
Franchising and licensing	10	2,412	—	—	2,422
Mail order	2,312	—	—	—	2,312
General and administrative	9,291	(1,064)	8	398	8,633
Stock compensation expense	—	—	—	—	—
Store closure provision	38	—	—	—	38
Wal-Mart restructuring costs	5,288	—	—	—	5,288
Impairment of long-lived assets	635	—	—	—	635
Depreciation and amortization	2,816	349	(29)	—	3,136
Other operating (income) expenses, net	(256)	—	31	—	(225)

Total operating costs and expenses	48,100	1,697	81	(2,622)	47,256

Income (loss) from operations	(11,240)	4,978	23	—	(6,239)
Interest expense, net	(4,243)	(57)	—	—	(4,300)

Income (loss) before provision for income taxes and minority interest	(15,483)	4,921	23	—	(10,539)
Provision for income taxes	(33)	—	—	—	(33)

Income (loss) before minority interest	(15,516)	4,921	23	—	(10,572)
Minority interest	17	—	—	—	17

Net income (loss)	$(15,499)	$4,921	$23	$—	$(10,555)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE 26 WEEKS ENDED JUNE 29, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$58,590	$—	$106	$—	$58,696
Franchising and licensing	4,881	16,154	128	(5,775)	15,388
Mail order	4,611	—	—	—	4,611
Management fee revenue	5,890	—	—	—	5,890
Other operating revenue	1,711	—	—	—	1,711

Total revenues	75,683	16,154	234	(5,775)	86,296

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	41,505	—	102	(3,967)	37,640
Cost of sales—store and food	16,210	—	27	(2,206)	14,031
Franchising and licensing	25	4,920	—	—	4,945
Mail order	3,931	—	—	—	3,931
General and administrative	12,549	3,375	201	398	16,523
Stock compensation expense	—	—	—	—	—
Store closure provision	38	—	—	—	38
Wal-Mart restructuring costs	5,288	—	—	—	5,288
Impairment of long-lived assets	635	—	—	—	635
Depreciation and amortization	5,099	727	10	—	5,836
Other operating expenses, net	89	—	31	—	120

Total operating costs and expenses	85,369	9,022	371	(5,775)	88,987

Income (loss) from operations	(9,686)	7,132	(137)	—	(2,691)
Interest expense, net	(8,600)	(117)	—	—	(8,717)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	(18,286)	7,015	(137)	—	(11,408)
Provision for income taxes	(111)	—	—	—	(111)

Income (loss) before minority interest and cumulative effect of accounting change	(18,397)	7,015	(137)	—	(11,519)
Minority interest	23	—	—	—	23

Income (loss) before cumulative effect of accounting change	(18,374)	7,015	(137)	—	(11,496)
Loss from cumulative effect of accounting change	(39,111)	—	—	—	(39,111)

Net income (loss)	$(57,485)	$7,015	$(137)	$—	$(50,607)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE 26 WEEKS ENDED JUNE 29, 2002
(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(772)	$(640)	$25	$—	$(1,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.	(4,043)	—	—	—	(4,043)
Proceeds from sales of property and equipment.	4,962	457	—	—	5,419

Net cash provided by investing activities.	919	457	—	—	1,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations.	(1,260)	(36)	—	—	(1,296)
Payments under line of credit.	(240)	—	—	—	(240)

Net cash used in financing activities.	(1,500)	(36)	—	—	(1,536)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH.	—	—	(37)	—	(37)

NET DECREASE IN CASH AND CASH EQUIVALENTS.	(1,353)	(219)	(12)	—	(1,584)
CASH AND CASH EQUIVALENTS, beginning of period.	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS, end of period	$2,088	$(240)	$71	$—	$1,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.	$7,527	$10	$—	$—	$7,537

Income taxes paid.	$71	$—	$—	$—	$71

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, including debt service on the long-term debt and additional funds required for working capital,

  •
  the current negative stockholder's equity and the ability to solicit new franchisees,

  •
  the ability to sell company-owned stores to franchisees,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  adoption of new accounting pronouncements,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees,

  •
  changes in customer traffic, and

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

	13 Weeks Ended			26 Weeks Ended
	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
	(Dollars in Thousands, excluding Other Data)
Statement of Operations Data:
REVENUES:
Net store and food sales	$19,953	$27,954	(28.6)	$41,534	$58,696	(29.2)
Franchising and licensing	7,890	6,528	20.9	15,383	15,388	n/a
Mail order	3,200	2,357	35.8	6,010	4,611	30.3
Management fee revenue	2,600	2,600	n/a	5,200	5,890	(11.7)
Other operating revenue	17	1,578	n/a	36	1,711	n/a

Total revenues	33,660	41,017	(17.9)	68,163	86,296	(21.0)

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	12,805	18,379	(30.3)	27,067	37,640	(28.1)
Cost of sales—store and food	4,784	6,638	(27.9)	9,861	14,031	(29.7)
Franchising and licensing	2,533	2,422	4.6	4,748	4,945	(4.0)
Mail order	2,780	2,312	20.2	4,856	3,931	23.5
General and administrative	7,741	8,633	(10.3)	14,745	16,523	(10.8)
Stock compensation expense	46	—	n/a	92	—	n/a
Store closure provision	239	38	n/a	310	38	n/a
Wal-Mart restructuring costs	—	5,288	n/a	—	5,288	n/a
Impairment of long-lived assets	1,295	635	n/a	1,295	635	n/a
Depreciation	1,498	2,787	(46.3)	3,060	5,212	(41.3)
Amortization—intangibles	420	349	20.3	667	624	6.9
Other operating (income) expense, net	(1,060)	(225)	n/a	(1,217)	120	n/a

Total operating costs and expenses	33,081	47,256	(30.0)	65,484	88,987	(26.4)

Income (loss) from operations	579	(6,239)	n/a	2,679	(2,691)	n/a
Interest expense, net	(4,510)	(4,300)	4.9	(8,967)	(8,717)	2.9

Loss before benefit (provision) for income taxes, minority interest and cumulative effect of accounting change	(3,931)	(10,539)	(62.7)	(6,288)	(11,408)	(44.9)
Benefit (provision) for income taxes and minority interest	88	(16)	n/a	(35)	(88)	n/a

Loss before cumulative effect of accounting change	(3,843)	(10,555)	(63.6)	(6,323)	(11,496)	(45.0)
Loss from cumulative effect of accounting change	—	—	n/a	—	(39,111)	n/a

Net loss	$(3,843)	$(10,555)	(63.6)	$(6,323)	$(50,607)	(87.5)

Cash flows from operating activities	$916	$(5,479)		$(2,794)	$(1,387)

Cash flows from investing activities	$1,717	$636		$1,640	$1,376

Cash flows from financing activities	$(3,405)	$(5,411)		$(232)	$(1,536)

OTHER DATA:
Number of company owned store unit weeks (1)	3,947	5,784	(31.8)	8,078	11,785	(31.5)
Unit week average ("UWA") sales (1)	$5,028	$4,803	4.7	$5,115	$4,953	3.3
Year-over-year comparable store sales percent (1)	(4.5)%	(1.5)%		(5.9)%	(1.7)%
Unit weeks—store open more than 13 months	3,779	4,661	(18.9)	7,778	9,545	(18.5)
UWA sales—stores open more than 13 months	$5,045	$5,137	(1.8)	$5,211	$5,318	(2.0)

(1)
Unit weeks refer to the sum of the average number of company owned stores open each fiscal week of the period. Unit week averages sales are calculated by dividing the net store sales by the number of unit weeks. Year-over-year comparable store sales are calculated by comparing the change in company owned store sales for stores that have been open more than 13 months. Management uses unit weeks, unit week average sales and year-over year comparable store sales information to measure operating performance at the company owned stores business segment and store level. Unit weeks, unit week average sales and year-over-year comparable sales are not measures defined in accounting principles generally accepted in the United States of America and should not be considered in isolation nor as a business substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

13 Weeks Ended June 28, 2003
Compared to the 13 Weeks Ended June 29, 2003

        Income From Operations—Overview.    Income from operations was $600,000 for the 13 weeks ended June 28, 2003 compared to loss from operations of $6.2 million for the 13 weeks ended June 29, 2002, an increase in income from operations of $6.8 million. This increase in income from operations was primarily attributable to increases in contribution from franchising and licensing of $1.3 million, contribution from mail order of $400,000, other operating income of $800,000 and reductions in operating costs including reduction in Wal-Mart restructuring charges of $5.3 million, general and administrative costs of $900,000, depreciation and amortization of $1.2 million, offset by a reduction in other revenues of $1.6 million, lower store contribution of $500,000, and increased costs associated with the impairment of long-lived assets of $700,000 and the provision for store closure of $200,000.

        Store contribution was $2.4 million for the 13 weeks ended June 28, 2003, a decrease of $500,000 or 17.2 percent, from store contribution of $2.9 million for the 13 weeks ended June 29, 2002. The decrease was a result of a 4.5 percent decrease in same store comparable sales for the 2003 period from the 2002 period resulting in a decrease in contribution of approximately $600,000. Management believes the decrease in same store comparable sales was the result of reduced mall traffic due to the general economic instability and lower consumer confidence. Additionally, the decrease in store sales resulted from approximately 1,135 fewer store weeks (excluding Wal-Mart locations) in the second quarter of 2003 compared to the second quarter of 2002 resulting in a decrease in contribution of approximately $700,000. Contribution as a percent of sales for the 13 weeks ended June 28, 2002 was 11.8 percent compared to 10.5 percent for the 13 weeks ended June 29, 2002. This increase in contribution percentage was primarily attributable to elimination of operating losses of $400,000 from the Company's Wal-Mart locations which were closed in 2002 and a decrease in store labor costs of $400,000 due to tightening of store staffing.

        Franchising and licensing contribution was $5.4 million for the 13 weeks ended June 28, 2003, an increase of $1.3 million or approximately 30.5 percent, from franchising and licensing contribution of $4.1 million for the 13 weeks ended June 29, 2002. This increase was principally due to an increase in initial franchise fees of $200,000 from the sale of corporate stores to franchisees, an increase in franchising revenues of $500,000 as a result of 61 additional franchised stores, and an increase in royalties and license fees earned for Mrs. Fields branded soft-baked cookies and candies sold in retail stores, ice cream and premium hot cocoa of $600,000.

        Mail order contribution was $400,000 for the 13 weeks ended June 28, 2003, an increase of $350,000 from $50,000 for the 13 weeks ended June 29, 2002. This increase was attributable to an increase in mail order sales of $800,000 offset by an increase in mail order product and operating expenses of $400,000.

        Company Owned and Franchised or Licensed Store Activity.    As of June 28, 2003, there were 280 company owned stores and 1,061 franchised or licensed stores in operation. The store activity for the 13 week periods ended June 28, 2003 and June 29, 2002 is summarized as follows:

	June 28, 2003		June 29, 2002
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal period	311	1,022	455	1,007
Stores opened (including relocations and acquisitions)	2	34	3	18
Stores closed (including relocations)	(12)	(16)	(8)	(43)
Stores sold to franchisees	(22)	22	(19)	19
Stores acquired from franchisees	1	(1)	1	(1)

Stores open as of the end of the fiscal period	280	1,061	432	1,000

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of frozen cookie dough product to retail markets, were $20.0 million for the 13 weeks ended June 28, 2003, a decrease of $8.0 million or 28.6 percent, from $28.0 million for the 13 weeks ended June 29, 2002. Frozen cookie dough product sales were $100,000 and $200,000 for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively.

        Store sales were $19.9 million for the 13 weeks ended June 28, 2003, a decrease of $7.9 million or 28.8 percent, from $27.8 million for the 13 weeks ended June 29, 2002. The decrease in store sales was principally due to i) approximately 1,135 fewer store weeks (excluding Wal-Mart locations) for the 13 weeks ended June 28, 2003 compared to the same period in 2002 resulting in a sales shortfall from unit week average ("UWA") of $5.9 million, ii) a 4.5 percent reduction or $900,000 in same store sales, which management believes was a result of reduced mall traffic due to the continued economic instability and lower consumer confidence and iii) a decrease in sales from the Company's Wal-Mart locations of $1.1 million for the 13 weeks ended June 28, 2003 compared to the same period in 2002 due to the closure of Wal-Mart locations in September 2002.

        Cost of Sales—Store and Food.    Cost of sales was $4.8 million for the 13 weeks ended June 28, 2003, a decrease of $1.8 million or 27.9 percent, from $6.6 million for the 13 weeks ended June 29, 2003.

        Cost of sales, stores only, was $4.7 million for the 13 weeks ended June 28, 2003, a decrease of $1.8 million or 27.7 percent, from $6.5 million for the 13 weeks ended June 29, 2002. This decrease was due to fewer operating stores as a result of the closure of the Wal-Mart locations, approximately 1,135 fewer unit weeks (excluding Wal-Mart locations) and cost containment strategies implemented, including the closing of non-performing stores. Cost of sales, stores only, as a percent of sales was 23.6 percent and 23.4 percent for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. This increase was the result of increased food costs for the period compared to the prior year period.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $12.8 million for the 13 weeks ended June 28, 2003, a decrease of $5.6 million or 30.3 percent, from $18.4 million for the 13 weeks ended June 29, 2002. This decrease was due to fewer stores opened during the 2003 13 week period compared to the 2002 13 week period. Selling and store occupancy costs decreased from 66.2 percent of sales for the 2002 13 week period to 64.5 percent of sales for the 2003 13 week period. This decrease was principally due to the closure of the Wal-Mart locations in 2002 and tightening of labor costs in 2003.

        Labor costs were 29.0 percent of sales and 31.3 percent sales for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. This decrease was primarily the result of tightening of staffing levels in conjunction with the lower sales volumes and the closure of the Wal-Mart locations.

        Store occupancy costs were 25.4 percent of sales and 25.2 percent of sales for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. This increase in store occupancy costs was due to increases in base rents and the inability to obtain leverage on the rents as a result of lower store sales volumes.

        Other store expense was 10.0 percent of sales and 9.6 percent of sales for the 13 weeks ended June 28, 2003 and June 29, 2002, respectively. This increase was due to increased costs for property and liability insurance and other costs for which the stores were unable to obtain leverage as a result of lower store sales volumes.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $7.9 million for the 13 weeks ended June 28, 2003, an increase of $1.4 million or 20.9 percent, from $6.5 million for the 13 weeks ended June 29, 2002. Franchising revenues were $6.8 million for the 2003 13 week period, an increase of $800,000 or 13.3 percent, from $6.0 million for the 2002 13 week period. This increase was primarily due to a $200,000 increase in initial franchise fees, a $200,000 increase in franchise royalties, and a $400,000 increase in batter sales to Great American Cookie franchisees. These increases were principally the result of 61 additional franchised stores.

        Licensing revenues were $1.1 million for the 13 weeks ended June 28, 2003, an increase of $600,000 or 112.7 percent, from $500,000 for the 13 weeks ended June 29, 2002. This increase was principally due to a $600,000 increase in licensing royalties for Mrs. Fields branded soft baked cookies.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $2.5 million for the 13 weeks ended June 28, 2003, an increase of $100,000 or 4.6 percent, from $2.4 million for the 13 weeks ended June 29, 2002. This increase was principally due to increased costs associated with increased sales activity of the batter facility that sells cookie batter to the Company's Great American Cookie franchisees and an increase in administrative costs associated with the Company's international and domestic licensing group.

        Mail Order Revenues.    Mail order revenues were $3.2 million for the 13 week period ended June 28, 2003, an increase $800,000 or 35.8 percent, from $2.4 million for the 13 week period ended June 29, 2002. Mail order revenues consist of sales through the Company's catalog and web-site. This increase in revenues was due to increased sales to affiliations with other gift catalogs, Internet customers and to the airline industry.

        Mail Order Expense.    Mail order expenses were $2.8 million for the 13 weeks ended June 28, 2003, an increase of $500,000 or 20.2 percent, from $2.3 million for the 13 weeks ended June 29, 2002. This increase in expense was due to an increase in cost of sales and operating costs associated with the increased sales volume.

        Other Operating Revenue.    Other operating revenue was $17,000 for the 13 weeks ended June 28, 2003, a decrease of $1.6 million, from $1.6 million for the 13 weeks ended June 29, 2002. This decrease was principally due to insurance proceeds received in 2002 under the Company's business interruption insurance policy for the loss of its World Trade Center location as a result of the events of September 11, 2001.

        General and Administrative Expense.    General and administrative expenses were $7.7 million for the 13 weeks ended June 28, 2003, a decrease of $900,000 or 10.3 percent, from $8.6 million for the 13 weeks ended June 29, 2002. General and administrative expenses include supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $1.6 million for the 13 weeks ended June 28, 2003, a decrease of $300,000 or 15.7 percent, from $1.9 million for the 13 weeks ended June 29, 2002. This decrease was principally due to decreases in payroll and related costs of $200,000 and travel and related costs of $100,000 resulting from the Company's staff reductions in late 2002.

        General and administrative expenses, excluding operations and supervision expenses, were $6.1 million for the 13 weeks ended June 28, 2003, a decrease of $600,000 or 9.0 percent, from $6.7 million for 13 weeks ended June 29, 2002. This decrease in expenses was principally due to reductions in advertising and marketing expenses of $700,000, payroll and related costs of $300,000 resulting from the Company's staff reductions in late 2002, office, printing and supplies of $300,000, bad debt expense of $200,000, professional expenses of $100,000 and other cost saving measures of $200,000 offset with severance costs of $1.2 million relating to the resignation of the Company's Chief Executive Officer.

        Store Closure Provision.    Store closure provision was $239,000 for the 13 weeks ended June 28, 2003, an increase of $201,000, from $38,000 for the 13 weeks ended June 29, 2002. This was principally due to additional reserves established for lease abatements made during the period on stores sold to franchisees.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $1.3 million for the 13 weeks ended June 28, 2003, an increase of $700,000 from $600,000 for the 13 weeks ended June 29, 2002. This increase was principally due to continued decrease of net contribution of certain store locations.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $1.9 million for the 13 weeks ended June 28, 2003, a decrease of $1.2 million or 38.7 percent, from $3.1 million for the 13 weeks ended June 29, 2002. Depreciation expense was $1.5 million for 13 weeks ended June 28, 2003, a decrease of $1.3 million or 46.3 percent, from $2.8 million for 13 weeks ended June 29, 2002. This decrease was principally due to fewer store assets as a result of store closures, the sale of corporate stores to franchisees and impairment of store assets recorded in fiscal 2002. Amortization expense was $420,000 for the 13 weeks ended June 28, 2003, an increase of $71,000 or 20.3 percent, from $349,000 for the 13 weeks ended June 29, 2002.

        Other Operating Income, Net.    Other operating income, net was $1.1 million for the 13 weeks ended June 28, 2003, an increase of $800,000 from other operating income, net of $225,000 for the 13 weeks ended June 29, 2002. The increase in other operating income was the result of a $1.3 million net gain on stores sold to franchisees during the 13 weeks ended June 28, 2003 compared to $300,000 net gain on stores sold to franchisees during the 13 weeks ended June 29, 2002.

        Interest Expense, Net.    Interest expense, net was $4.5 million for the 13 weeks ended June 28, 2003, an increase of $200,000 or 4.9 percent, from $4.3 million for the 13 weeks ended June 29, 2002. This increase was primarily due to increased amortization of loan fees incurred for the replacement of the Company's credit facility.

        Provision for Income Taxes.    Provision for income taxes was $88,000 benefit for the 13 week period ended June 28, 2003 compared to $33,000 provision for the 13 week period ended June 29, 2002. The benefit for the 13 week 2003 period was principally due to compensation of $150,000 paid by TCBY to the Company for utilization of the Company's net operating loss carryforwards under the Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holdings offset by provision for state and foreign income taxes of $62,000. Provision for income taxes for the 13 week 2002 period primarily consists of state and foreign income taxes.

26 Weeks Ended June 28, 2003
Compared to the 26 Weeks Ended June 29, 2002

        Income From Operations—Overview.    Income from operations was $2.7 million for the 26 weeks ended June 28, 2003 compared to loss from operations of $2.7 million for the 26 weeks ended June 29, 2002, an increase in income from operations of $5.4 million. This increase in income from operations was primarily attributable to increases in contribution from franchising and licensing of $200,000, contribution from mail order of $500,000, other operating income of $1.3 million and reductions in operating costs including reduction in Wal-Mart restructuring charges of $5.3 million, general and administrative costs of $1.8 million, depreciation and amortization of $2.1 million, offset by decreases in other revenues of $1.7 million, store contribution of $2.4 million, management fee of $700,000 and increased costs associated with the impairment of long-lived assets of $700,000 and the provision for store closure of $300,000.

        Store contribution was $4.6 million for the 26 weeks ended June 28, 2003, a decrease of $2.4 million or 34.4 percent, from store contribution of $7.0 million for the 26 weeks ended June 29, 2002. The decrease was a result of a 5.9 percent decrease in same store comparable sales for the 2003 period from the 2002 period resulting in a decrease in contribution of approximately $1.7 million. Management believes the decrease in same store comparable sales was the result of reduced mall traffic due to the general economic instability, the war in Iraq, and continued lower consumer confidence. Additionally, the decrease in store sales resulted from approximately 2,300 fewer store weeks (excluding Wal-Mart locations) in the 26 weeks ended June 28, 2003 compared to the 26 weeks ended June 29, 2002 resulting in a decrease in contribution of approximately $1.4 million. Contribution as a percent of sales for the 26 weeks ended June 28, 2003 was 11.0 percent compared to 12.0 percent for the 26 weeks ended June 29, 2002. This decrease in contribution percentage was primarily attributable to higher other store expenses of $200,000. These decreases were partially offset by the elimination of operating losses of $900,000 from the Company's Wal-Mart locations which were closed in 2002.

        Franchising and licensing contribution was $10.6 million for the 26 weeks ended June 28, 2003, an increase of $200,000 or 1.8 percent, from franchising and licensing contribution of $10.4 million for the 26 weeks ended June 29, 2002. This increase was principally due to an increase in franchising revenues of $900,000 as a result of 61 additional franchised stores and an increase in royalties and license fees earned for Mrs. Fields branded soft-baked cookies and candies sold in retail stores and premium hot cocoa of $900,000 offset by revenue recognized under a recipe sale and license of $1.6 million in January 2002.

        Mail order contribution was $1.2 million for the 26 weeks ended June 28, 2003, an increase of $500,000 or 69.7 percent, from $700,000 for the 26 weeks ended June 29, 2002. This increase was attributable to an increase in mail order sales of $1.4 million offset by an increase in mail order product and operating expenses of $900,000.

        Company Owned and Franchised or Licensed Store Activity.    As of June 28, 2003, there were 280 company owned stores and 1,061 franchised or licensed stores in operation. The store activity for the 26 week periods ended June 28, 2003 and June 29, 2002 is summarized as follows:

	June 28, 2003		June 29, 2002
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	330	1,038	474	1,017
Stores opened (including relocations and acquisitions)	4	54	3	38
Stores closed (including relocations)	(28)	(57)	(25)	(78)
Wal-Mart stores (closed) opened	—	—	9	(6)
Stores sold to franchisees	(27)	27	(33)	33
Stores acquired from franchisees	1	(1)	4	(4)

Stores open as of the end of the fiscal period	280	1,061	432	1,000

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of frozen cookie dough product to retail markets, were $41.5 million for the 26 weeks ended June 28, 2003, a decrease of $17.2 million or 29.2 percent, from $58.7 million for the 26 weeks ended June 29, 2002. Frozen cookie dough product sales were $200,000 and $300,000 for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively.

        Store sales were $41.3 million for the 26 weeks ended June 28, 2003, a decrease of $17.1 million or 29.3 percent, from $58.4 million for the 26 weeks ended June 29, 2002. The decrease in store sales was principally due to i) approximately 2,300 fewer store weeks (excluding Wal-Mart locations) for the 26 weeks ended June 28, 2003 compared to the same period in 2002 resulting in a sales shortfall from unit week average ("UWA") of $12.4 million, ii) a 5.9 percent reduction or $2.6 million in same store sales, which management believes was a result of reduced mall traffic due to the continued economic instability, the war in Iraq and lower consumer confidence and iii) a decrease in sales from the

Company's Wal-Mart locations of $2.1 million for the 26 weeks ended June 28, 2003 compared to the same period in 2002 due to the closure of Wal-Mart locations in September 2002.

        Cost of Sales—Store and Food.    Cost of sales was $9.9 million for the 26 weeks ended June 28, 2003, a decrease of $4.1 million or 29.7 percent, from $14.0 million for the 26 weeks ended June 29, 2003.

        Cost of sales, stores only, was $9.7 million for the 26 weeks ended June 28, 2003, a decrease of $4.1 million or 29.7 percent, from $13.8 million for the 26 weeks ended June 29, 2002. This decrease was due to fewer operating stores as a result of the closure of the Wal-Mart locations, approximately 2,300 fewer unit weeks (excluding Wal-Mart locations) and cost containment strategies implemented, including the closing of non-performing stores. Cost of sales, stores only, as a percent of sales was 23.5 percent and 23.6 percent for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $27.1 million for the 26 weeks ended June 28, 2003, a decrease of $10.5 million or 28.1 percent, from $37.6 million for the 26 weeks ended June 29, 2002. This decrease was due to fewer stores opened during the 2003 26 week period compared to the 2002 26 week period. Selling and store occupancy costs increased from 64.5 percent of sales for the 2002 26 week period to 65.5 percent of sales for the 2003 26 week period. This increase was principally due to increases in store occupancy costs, primarily base rents, and other store expenses.

        Labor costs were 29.5 percent of sales and 30.9 percent sales for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively. This decrease was primarily the result of tightening of staffing levels in conjunction with the lower sales volumes and the closure of the Wal-Mart locations.

        Store occupancy costs were 25.7 percent of sales and 24.3 percent of sales for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively. This increase in store occupancy costs was due to increases in base rents and the inability to obtain leverage on the rents as a result of lower store sales volumes.

        Other store expense was 10.3 percent of sales and 9.2 percent of sales for the 26 weeks ended June 28, 2003 and June 29, 2002, respectively. This increase was due to increased costs for property and liability insurance and other costs for which the stores were unable to obtain leverage as a result of lower store sales volumes.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $15.4 million for the 26 weeks ended June 28, 2003 and for the 26 weeks ended June 29, 2002. Franchising revenues were $12.9 million for the 2003 26 week period, an increase of $900,000 or 7.5 percent, from $12.0 million for the 2002 26 week period. This increase was primarily due to increases in franchise royalties of $600,000 and batter sales to Great American Cookie franchisees of $300,000. These increases were principally the result of 61 additional franchised stores.

        Licensing revenues were $2.4 million for the 26 weeks ended June 28, 2003, a decrease of $900,000 or 27.0 percent, from $3.3 million for the 26 weeks ended June 29, 2002. This decrease was principally due to decreases in licensing revenues from the sale of certain recipes under a licensing agreement with a national manufacturer of soft-baked cookies of $1.6 million and international and domestic license income of $100,000 offset by increases in licensing royalties for Mrs. Fields branded soft baked cookies of $800,000.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $4.7 million for the 26 weeks ended June 28, 2003, a decrease of $200,000 or 4.0 percent, from $4.9 million for the 26 weeks ended June 29, 2002. This decrease was principally due to decreases in administrative costs associated with the Company's international and domestic licensing group of $100,000 and other operating expenses of $100,000.

        Mail Order Revenues.    Mail order revenues were $6.0 million for the 26 weeks ended June 28, 2003, an increase $1.4 million or 30.3 percent, from $4.6 million for the 26 weeks ended June 29, 2002. Mail order revenues consist of sales through the Company's catalog and web-site. This increase in revenues was due to increased sales to affiliations with other gift catalogs, Internet customers and the airline industry.

        Mail Order Expense.    Mail order expenses were $4.8 million for the 26 weeks ended June 28, 2003, an increase of $900,000 or 23.5 percent, from $3.9 million for the 26 weeks ended June 29, 2002. This increase in expense was due to an increase in cost of sales of $500,000 and marketing and operating costs of $400,000 associated with the increased sales volume.

        Management Fee Revenues.    Management fee revenue was $5.2 million for the 26 weeks ended June 28, 2003, a $700,000 decrease or 11.7 percent from $5.9 million for the 26 weeks ended June 29, 2002. The decrease was due to a decrease in the management fee effective October 1, 2002 as a result of an amendment to the TCBY Management Agreement.

        Other Operating Revenue.    Other operating revenue was $36,000 for the 26 weeks ended June 28, 2003, a decrease of $1.6 million, from $1.7 million for the 26 weeks ended June 29, 2002. This decrease was principally due to insurance proceeds received in 2002 under the Company's business interruption insurance policy for the loss of its World Trade Center location as a result of the events of September 11, 2001.

        General and Administrative Expense.    General and administrative expenses were $14.7 million for the 26 weeks ended June 28, 2003, a decrease of $1.8 million or 10.8 percent, from $16.5 million for the 26 weeks ended June 29, 2002. General and administrative expenses include supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $3.2 million for the 26 weeks ended June 28, 2003, a decrease of $500,000 or 13.5 percent, from $3.7 million for the 26 weeks ended June 29, 2002. This decrease was principally due to decreases in payroll and related costs of $300,000 and travel and related costs of $200,000 resulting from the Company's staff reductions in late 2002.

        General and administrative expenses, excluding operations and supervision expenses, were $11.5 million for the 26 weeks ended June 28, 2003, a decrease of $1.3 million or 10.2 percent, from

$12.8 million for 26 weeks ended June 29, 2002. This decrease in expenses was principally due to reductions in advertising and marketing expenses of $1.0 million, payroll and related costs of $600,000 resulting from the Company's staff reductions in late 2002, office, printing and supplies of $600,000, professional expenses of $100,000, occupancy costs of $100,000 and other cost saving measures of $100,000 offset with severance costs of $1.2 million relating to the resignation of the Company's Chief Executive Officer.

        Store Closure Provision.    Store closure provision was $310,000 for the 26 weeks ended June 28, 2003, an increase of $272,000, from $38,000 for the 26 weeks ended June 29, 2002. This was principally due to additional reserves established for lease abatements made during the period on stores sold to franchisees.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $1.3 million for the 26 weeks ended June 28, 2003, an increase of $700,000 from $600,000 for the 26 weeks ended June 29, 2002. This increase was principally due to continued decrease of net contribution of certain store locations.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $3.7 million for the 26 weeks ended June 28, 2003, a decrease of $2.1 million or 48.3 percent, from $5.8 million for the 26 weeks ended June 29, 2002. Depreciation expense was $3.1 million for 26 weeks ended June 28, 2003, a decrease of $2.1 million or 41.3 percent, from $5.2 million for 26 weeks ended June 29, 2002. This decrease was principally due to fewer store assets as a result of store closures, the sale of corporate stores to franchisees and impairment of store assets recorded in fiscal 2002. Amortization expense was $667,000 for the 26 weeks ended June 28, 2003, an increase of $43,000 or 6.9 percent, from $624,000 for the 26 weeks ended June 29, 2002

        Other Operating Income, Net.    Other operating income, net was $1.2 million for the 26 weeks ended June 28, 2003, an increase of $1.3 million from other operating expense, net of $100,000 for the 26 weeks ended June 29, 2002. The increase in other operating income was the result of a $1.2 million net gain on stores sold to franchisees during the 26 weeks ended June 28, 2003 compared to $200,000 net loss on stores sold to franchisees during the 26 weeks ended June 29, 2002.

        Interest Expense, Net.    Interest expense, net was $8.9 million for the 26 weeks ended June 28, 2003, an increase of $200,000 or 2.9 percent, from $8.7 million for the 26 weeks ended June 29, 2002. This increase was primarily due to increased amortization of loan fees incurred for the replacement of the Company's credit facility.

        Provision for Income Taxes.    Provision for income taxes was $35,000 for the 13 week period ended June 28, 2003 compared to $100,000 for the 13 week period ended June 29, 2002. Provision for income taxes primarily consists of state and foreign income taxes. Included in the provision for income taxes for the 26 weeks ended June 28, 2003 is compensation of $150,000 paid by TCBY to the Company for utilization of the Company's net operating loss carryforwards under the Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holdings.

        Cumulative Effect of Accounting Change.    The Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its company owned stores reporting unit in the 26 weeks ended June 29, 2002. Such charge is non-operational in nature and was recorded as a cumulative effect of an accounting change upon the mandatory adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 effective the beginning of fiscal 2002.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand, available borrowings under its revolving credit facility and proceeds from the sale of company owned stores to franchisees. At June 28, 2003, the Company had $1.2 million of unrestricted cash and $1.9 million available under its $9.9 million revolving line of credit. The terms of the Company's indenture governing its outstanding senior notes limit the Company's ability to borrow under the credit facility to a total of $9.9 million, excluding letters of credit. At June 28, 2003, the Company had outstanding borrowings of $8.0 million and outstanding letters of credit totaling $1.3 million.

        On January 16, 2003, the Company entered into a Second Amended and Restated Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Credit Facility"), pursuant to which the Company's former credit facility with LaSalle National Bank was replaced and all amounts outstanding under it were refinanced. The Foothill Credit Facility bears interest at the prime rate plus 1.75 percent and requires a monthly servicing fee of $5,000 and an anniversary fee of $200,000. The Foothill Credit Facility provides for $11.9 million of credit (assuming the Company satisfies certain borrowing base restrictions) comprised of a $9.9 million revolving line of credit for financing working capital and $2.0 million for letters of credit. The Foothill Credit Facility matures November 1, 2004 and is secured by substantially all of the assets of the Company.

        On June 26, 2003, the Company entered into an amendment of the Foothill Credit Facility (the "Amendment"). Among other things, the Amendment allows the Company to add back to earnings used to calculate adjusted EBITDA, to the extent and only to the extent deducted from earnings used in calculating EBITDA, as defined in the Foothill Credit Facility, the severance related costs in connection with the resignation of Larry Hodges expensed and payable by the Company during the fiscal years 2003 and 2004 in an aggregate amount not to exceed $1.2 million. In addition, the Amendment provides for more favorable terms for certain financial covenants through the expiration date of the Foothill Credit Facility.

        Management believes the Company's operations have been negatively impacted over the past two years by reduced mall traffic due to the recession during 2001 and the continued economic instability, the events of September 11, 2001 and the war in Iraq that commenced during the first quarter of 2003. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $75.7 million at June 28, 2003. The Company used $2.8 million of cash for operating activities during the 26 weeks ended June 28, 2003. The Company generated $1.6 million of cash from investing activities during the 26 weeks ended June 28, 2003, primarily from proceeds from the sale of 27 company owned stores to franchisees offset by purchases of property and equipment. The Company used $200,000 of cash for financing activities during the 26 weeks ended June 28, 2003, principally for a distribution to parent under the tax sharing agreement and payments of debt financing costs, long-term debt and capital leases offset by borrowings under the revolving line of credit.

        As of June 28, 2003, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $6.1 million, a decrease of $3.4 million from December 28, 2002 when liquid assets were $9.5 million. Current assets were $10.2 million at June 28, 2003, a decrease of $3.1 million from $13.3 million at December 28, 2002. This decrease was primarily the result of a decrease in cash and cash equivalents, accounts receivable and amounts due from franchisees and licensees offset by an increase in inventories and prepaid rent. Long-term assets were $92.8 million at June 28, 2003, a decrease of $5.5 million from $98.3 million at December 28, 2002. This decrease was due to recurring depreciation of property and equipment, impairment of long-lived assets, sale of company owned stores and amortization of intangibles.

        Current liabilities were $33.1 million at June 28, 2003, a decrease of $300,000 from $33.4 million at December 28, 2002. This decrease was primarily due to a decrease in accounts payable, amounts due to affiliates and sales tax payable offset by an increase in bank borrowings, accrued salaries and wages and deferred revenue

        The Company's working capital deficit of $22.9 million at June 28, 2003 increased by $2.8 million from a deficit of $20.1 million at December 28, 2002 for the reasons described above.

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Tax Allocation Agreement and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under the Tax Allocation Agreement for fiscal 2002. In July 2003, Mrs. Fields paid MFFB $1.1 million relating to its obligations under the Tax Allocation Agreement for fiscal 2003. During the second half of fiscal 2003, Mrs. Fields expects to pay MFFB an additional $2.4 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at company owned and franchised stores.

        The Company is highly leveraged. In addition to its credit facility with Foothill, the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). The Senior Notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under the Foothill Credit Facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company may sell additional company owned stores, defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months. The Company is in compliance with its covenants underlying its Foothill Credit Facility and its Senior Notes at June 28, 2003.

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

        Tax Allocation Agreement.    The Company is subject to an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding, and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of September 29, 2001. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. Federal Income Tax Return. The exact amount of any compensation to the Company or MFFB is contingent upon the length of time between the utilization date and September 29, 2001 and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement.

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

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending September 27, 2003 for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when the interpretation becomes effective. We are currently evaluating what impact, if any, FIN 46 may have on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (d) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no significant changes in market risks since the end of the Company's fiscal year ended December 28, 2002. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, these officers have concluded that as of June 28, 2003, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

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

ITEM 5. OTHER INFORMATION

        As disclosed elsewhere in this Quarterly Report on Form 10-Q and on a Current Report on Form 8-K filed on May 7, 2003, effective May 14, 2003, Larry A. Hodges, President, Chief Executive Officer and Director of the Company, resigned from the Company and Stephen Russo succeeded him, effective May 15, 2003, as President, Chief Executive Officer and Director of the Company. A copy of Mr. Russo's employment agreement with the Company was filed as an exhibit to the Current Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2003 between Foothill Capital Corporation, a California corporation, and Mrs. Fields' Original Cookies, Inc., a Delaware corporation, filed herein.
10.2
Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 26, 2003 between Foothill Capital Corporation, a California corporation, and Mrs. Fields' Original Cookies, Inc., a Delaware corporation, filed herein.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports Filed On Form 8-K

        A Form 8-K was filed on April 8, 2003, in which it was reported that Mrs. Fields Famous Brands, Inc. acquired an aggregate of $27,950,000 principal amount of the 14% Senior Secured Discount Notes due 2005 of Mrs. Fields' Holding Company, Inc.

        A Form 8-K was filed on May 7, 2003, in which it was reported that, effective May 14, 2003, Larry A. Hodges, President, Chief Executive Officer and Director of the Company, resigned from the Company and Stephen Russo succeeded him, effective May 15, 2003, as President, Chief Executive Officer and Director of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.
/s/ STEPHEN RUSSO Stephen Russo, President and Chief Executive Officer	August 8, 2003 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Senior Vice President and Chief Financial Officer (Chief Financial and Principal Accounting Officer)	August 8, 2003 Date

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2003 between Foothill Capital Corporation, a California corporation, and Mrs. Fields' Original Cookies, Inc., a Delaware corporation, filed herein.
10.2
Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 26, 2003 between Foothill Capital Corporation, a California corporation, and Mrs. Fields' Original Cookies, Inc., a Delaware corporation, filed herein.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, As Adopted Pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.