Form 10-Q
period 2003-09-27
MRS FIELDS ORIGINAL COOKIES INC
filed 2003-11-07
CIK 1043482

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2003
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

        The registrant had 400 shares of common stock, $0.01 par value, outstanding at November 1, 2003.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

ITEM 1. Financial Statements

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

ASSETS

	September 27, 2003	December 28, 2002
CURRENT ASSETS:
Cash and cash equivalents	$1,300	$2,667
Accounts receivable, net of allowance for doubtful accounts of $35 and $124, respectively	2,370	2,434
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $942 and $953, respectively	2,675	4,493
Inventories	3,410	2,998
Prepaid rent and other	971	671

Total current assets	10,726	13,263

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	28,067	32,701
Equipment and fixtures	24,961	27,737
Land	240	240

	53,268	60,678
Less accumulated depreciation and amortization	(41,656)	(43,227)

Net property and equipment	11,612	17,451

GOODWILL, net	64,115	64,115
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $8,914 and $7,936, respectively	9,556	10,619
DEFERRED LOAN COSTS, net of accumulated amortization of $13,672 and $11,516, respectively	3,561	4,292
AMOUNTS DUE FROM AFFILIATES	1,500	1,500
OTHER ASSETS	287	349

	$101,357	$111,589

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	September 27, 2003	December 28, 2002
CURRENT LIABILITIES:
Bank borrowings under line of credit	$7,079	$972
Current portion of long-term debt	699	1,718
Current portion of capital lease obligations	184	373
Accounts payable	5,615	12,243
Accrued liabilities	4,104	4,051
Current portion of store closure reserve	733	678
Accrued salaries, wages and benefits	5,440	3,946
Accrued interest payable	4,688	1,099
Sales taxes payable	481	983
Amounts due to affiliates	4,152	6,575
Current portion of deferred revenue	943	720

Total current liabilities	34,118	33,358
LONG-TERM DEBT, net of current portion and discount	139,969	140,236
CAPITAL LEASE OBLIGATIONS, net of current portion	68	203
STORE CLOSURE RESERVE, net of current portion	836	1,232
DEFERRED REVENUE, net of current portion	4,182	3,162

Total liabilities	179,173	178,191

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value; 1,000 shares authorized, 400 shares outstanding	—	—
Additional paid-in capital	64,575	64,575
Deferred stock compensation	(355)	(493)
Accumulated deficit	(141,900)	(130,549)
Accumulated other comprehensive loss	(136)	(135)

Total stockholder's deficit	(77,816)	(66,602)

COMMITMENTS AND CONTINGENCIES
	$101,357	$111,589

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	September 27, 2003	September 28, 2002
REVENUES:
Net store and food sales	$18,576	$27,701
Franchising and licensing	8,126	7,440
Mail order	2,605	2,065
Management fee revenue	2,600	2,825
Other operating revenue	23	11

Total revenues	31,930	40,042

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	12,075	17,514
Cost of sales—store and food	4,262	6,624
Franchising and licensing	2,394	2,164
Mail order	1,910	1,795
General and administrative	6,858	9,079
Stock compensation expense	46	—
Store closure provision (benefit)	203	(52)
Wal-Mart restructuring costs	—	2,199
Depreciation	1,222	1,098
Amortization—intangibles	369	326
Other operating income, net	(1,077)	(1,153)

Total operating costs and expenses	28,262	39,594

Income from operations	3,668	448
Interest expense, net	(4,563)	(4,325)

Loss before provision for income taxes and minority interest	(895)	(3,877)
Provision for income taxes	(64)	(7)

Loss before minority interest	(959)	(3,884)
Minority interest	—	8

Net loss	$(959)	$(3,876)

COMPREHENSIVE LOSS:
Net loss	$(959)	$(3,876)
Foreign currency translation adjustment	(2)	31

Comprehensive loss	$(961)	$(3,845)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	39 Weeks Ended
	September 27, 2003	September 28, 2002
REVENUES:
Net store and food sales	$60,110	$86,397
Franchising and licensing	23,510	22,828
Mail order	8,614	6,676
Management fee revenue	7,800	8,715
Other operating revenue	59	1,731

Total revenues	100,093	126,347

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	39,142	55,153
Cost of sales—store and food	14,123	20,655
Franchising and licensing	7,142	7,109
Mail order	6,766	5,726
General and administrative	21,603	25,603
Stock compensation expense	138	—
Store closure provision (benefit)	512	(13)
Wal-Mart restructuring costs	—	7,487
Impairment of long-lived assets	1,295	635
Depreciation	4,282	6,309
Amortization—intangibles	1,036	950
Other operating income, net	(2,294)	(1,025)

Total operating costs and expenses	93,745	128,589

Income (loss) from operations	6,348	(2,242)
Interest expense, net	(13,530)	(13,042)

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(7,182)	(15,284)
Provision for income taxes	(100)	(118)

Loss before minority interest and cumulative effect of accounting change	(7,282)	(15,402)
Minority interest	—	32

Loss before cumulative effect of accounting change	(7,282)	(15,370)
Loss from cumulative effect of accounting change	—	(39,111)

Net loss	$(7,282)	$(54,481)

COMPREHENSIVE LOSS:
Net loss	$(7,282)	$(54,481)
Foreign currency translation adjustment	(1)	(6)

Comprehensive loss	$(7,283)	$(54,487)

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	39 Weeks Ended
	September 27, 2003	September 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,282)	$(54,481)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from cumulative effect of accounting change	—	39,111
Impairment of long-lived assets	1,295	635
Depreciation and amortization	5,318	7,259
Asset write off—Wal-Mart locations	—	6,969
Amortization of deferred loan costs and accretion of loan discount	2,242	1,763
Stock compensation expense	138	—
Gain on disposition of assets	(2,353)	(1,102)
Minority interest	—	(31)
Changes in assets and liabilities:
Accounts receivable	64	289
Amounts due from franchisees and licensees	1,818	1,491
Amounts due to/from affiliates	(442)	(1,301)
Inventories	(508)	689
Prepaid rent and other	(300)	(317)
Other assets	61	1,519
Accounts payable	(6,628)	(7,109)
Accrued liabilities	53	(61)
Store closure reserve	(341)	(962)
Accrued salaries, wages and benefits	1,494	771
Accrued interest payable	3,589	3,565
Sales taxes payable	(502)	(497)
Deferred revenue	1,243	2,766

Net cash (used in) provided by operating activities	(1,041)	966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,506)	(5,602)
Proceeds from sale of property and equipment	4,244	7,108

Net cash provided by investing activities	2,738	1,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under line of credit	6,107	(1,883)
Payment of debt financing costs	(1,424)	—
Principal payments on long-term debt	(1,372)	(1,223)
Principal payments on capital lease obligations	(324)	(731)
Distribution to parent under tax sharing agreement	(6,050)	—

Net cash used in financing activities	(3,063)	(3,837)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1)	(6)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,367)	(1,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,667	3,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,300	$2,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,650	$7,792

Cash paid for income taxes	$306	$77

See accompanying notes to condensed consolidated financial statements.

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Original Cookies, Inc. and subsidiaries ("Mrs. Fields" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of the financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields as of September 27, 2003 and December 28, 2002, and the results of its operations and its cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2002 contained in Mrs. Fields' Annual Report on Form 10-K.

        The results of operations for the 13 and 39 weeks ended September 27, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending January 3, 2004. Loss per share information is not presented as Mrs. Fields is wholly owned by Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding") and, therefore, its shares are not publicly traded. Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB").

        Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(2) LIQUIDITY

        Management believes the Company's operations have been negatively impacted over the past two years by reduced mall traffic due to the recession during 2001 and the continued economic instability, the events of September 11, 2001 and the war in Iraq that commenced during the first quarter of 2003. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $77.8 million at September 27, 2003.

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Amended and Restated Tax Allocation Agreement (the "Tax Allocation Agreement") (see Note 7) and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under the Tax Allocation Agreement for fiscal 2002. In July 2003 and October 2003, Mrs. Fields paid MFFB $1.1 million and $1.0 million, respectively, relating to its obligations under the Tax Allocation Agreement for fiscal 2003. In December 2003, Mrs. Fields expects to pay MFFB an additional $1.4 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. At September 27, 2003, the Company had $2.8 million available under its revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at company owned and franchised stores.

        The Company is highly leveraged. In addition to its credit facility with Foothill Capital Corporation (see Note 5), the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). The Senior Notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under the Foothill Credit Facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company expects to sell additional company owned stores and may defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months. The Company is in compliance with its covenants underlying its Foothill Credit Facility and its Senior Notes at September 27, 2003.

        Mrs. Fields, Mrs. Fields' Holding, MFFB and TCBY engaged an investment banking firm to act as financial advisors to assist in the evaluation of various financing alternatives. As a result, the Company is actively pursuing the refinancing of the Senior Notes and has incurred legal and accounting costs. These costs have been capitalized and are included in deferred loan costs on the Company's balance sheet as of September 27, 2003. It is anticipated that these costs will be paid from the proceeds of the refinancing of the Senior Notes. There can be no assurances that the Company will be successful in refinancing the Senior Notes.

(3) RELATED PARTY TRANSACTIONS

        The Company is party to various related party transactions with its parent company, Mrs. Fields' Holding, and with TCBY Enterprises, Inc. ("TCBY Enterprises"), a wholly owned subsidiary of MFFB, and its subsidiaries (collectively, "TCBY"). Amounts receivable from TCBY represent amounts receivable under a management agreement, with the retention amount receivable classified as long-term. The amounts due to TCBY at December 28, 2002 primarily represent amounts due for excess royalties paid by TCBY under a license agreement to sell Mrs. Fields branded ice cream that were repaid in February 2003. The amounts due to TCBY at September 27, 2003 represent royalties for the sale of TCBY products at company owned stores.

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

        Amounts due to MFFB represent amounts due under the Tax Allocation Agreement (see Note 7) among the Company, MFFB, Mrs. Fields' Holding, TCBY Enterprises and all of their respective subsidiaries. During the 39 weeks ended September 27, 2003, the Company and its subsidiaries recorded distributions of $4.1 million due to MFFB under the Tax Allocation Agreement.

        Amounts due to/from affiliates as of September 27, 2003 and December 28, 2002 are as follows (in thousands):

	September 27, 2003	December 28, 2002
Amounts due from affiliates:
TCBY—retention amount, long-term	$1,500	$1,500

	$1,500	$1,500

Amounts due to affiliates:
Mrs. Fields' Holding	$858	$827
Riverport	—	183
TCBY	34	321
MFFB—tax sharing	3,260	5,244

	$4,152	$6,575

(4) STORE CLOSURE RESERVE

        The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under-performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize an impairment loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing and the Company has given notice of its intent to terminate the lease or the Company has ceased operations of the store, the costs of closing the store are reserved. These costs consist primarily of estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores targeted for closure may have been closed, the store closure reserve will continue to have a balance until all cash payments have been made. The Company does not accrue for future expected operating losses.

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision in the statement of operations. As of September 27, 2003, the remaining store closure reserve was $1.6 million.

        The following presents a summary of the activity in the store closure reserve for the 13 weeks and 39 weeks ended September 27, 2003 and September 28, 2002 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Beginning balance	$1,642	$2,350	$1,910	$3,039
Additional reserves for continuing company owned and franchises stores targeted for closure	206	51	624	144
Reversal of reserves	(3)	(103)	(112)	(157)
Utilization of reserves	(276)	(221)	(853)	(949)

Ending balance	$1,569	$2,077	$1,569	$2,077

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

        On June 26, 2003, the Company entered into an amendment of the Foothill Credit Facility (the "Amendment"). Among other things, the Amendment allows the Company to add back to earnings used to calculate adjusted EBITDA, the severance related costs in connection with the resignation of the Company's former Chief Executive Officer and President (as further discussed in Note 8) expensed and payable by the Company during fiscal years 2003 and 2004 in an aggregate amount not to exceed $1.2 million. In addition, the Amendment provides for more favorable terms for certain financial covenants through the expiration date of the Foothill Credit Facility.

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

        Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and occupancy expenses, cost of sales and direct general administrative expenses related to that reportable segment. Contribution margin is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expenses, other income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY Management Agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' administrative employees support both companies, therefore the activity of managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table (in thousands):

	Company Owned Stores	Franchising	Licensing	Mail Order	Total
13 weeks ended September 27, 2003
Revenue	$18,576	$6,844	$1,282	$2,605	$29,307
Contribution Margin	2,239	4,662	1,070	695	8,666
13 weeks ended September 28, 2002
Revenue	$27,701	$6,313	$1,127	$2,065	$37,206
Contribution Margin	3,563	4,371	905	270	9,109
39 weeks ended September 27, 2003
Revenue	$60,110	$19,781	$3,729	$8,614	$92,234
Contribution Margin	6,845	13,299	3,069	1,848	25,061
39 weeks ended September 28, 2002
Revenue	$86,397	$18,351	$4,477	$6,676	$115,901
Contribution Margin	10,589	12,057	3,662	950	27,258

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Contribution margin	$8,666	$9,109	$25,061	$27,258
Management fee revenue	2,600	2,825	7,800	8,715
Other operating income	23	11	59	1,731
General and administrative expenses	(6,858)	(9,079)	(21,603)	(25,603)
Stock compensation expense	(46)	—	(138)	—
Store closure provision	(203)	52	(512)	13
Wal-Mart restructuring costs	—	(2,199)	—	(7,487)
Impairment of long-lived assets	—	—	(1,295)	(635)
Depreciation and amortization	(1,591)	(1,424)	(5,318)	(7,259)
Other operating income, net	1,077	1,153	2,294	1,025
Minority interest	—	8	—	32
Interest expense, net	(4,563)	(4,325)	(13,530)	(13,042)
Provision for income taxes	(64)	(7)	(100)	(118)

Loss before cumulative effect of accounting change	(959)	(3,876)	(7,282)	(15,370)
Loss from cumulative effect of accounting change	—	—	—	(39,111)

Net loss	$(959)	$(3,876)	$(7,282)	$(54,481)

        The assets of the Company primarily relate to company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

        The Company has one licensee, Nonni's Food Company, Inc. ("Nonni's") that accounted for $822,000 and $2.6 million, or 64.1 percent and 70.7 percent of the revenue of the licensing segment for the 13 and 39 weeks ended September 27, 2003, respectively, and $236,000 and $2.9 million, or 20.9 percent and 64.8 percent of the revenue of the licensing segment for the 13 and 39 weeks ended September 28, 2002, respectively. The Company has one customer, Quill Corporation, that accounted for $870,000 and $1.8 million, or 33.4 percent and 21.0 percent of the revenue of the mail order business segment for the 13 and 39 weeks ended September 27, 2003, respectively, and $710,000 and $1.6 million, or 34.4 percent and 24.1 percent of the revenue of the mail order business segment for the 13 and 39 weeks ended September 28, 2002, respectively. There were no other customers or licensees that accounted for more than 10.0 percent of the Company's total revenue or any individual segment's revenue. At September 27, 2003, the Company had a receivable of $569,000 from Nonni's, which represented 11.3 percent of the Company's total combined receivables. Additionally, the Company had a receivable of $589,000 from Countryside Corporation at September 27, 2003, which represented 11.7 percent of the Company's total combined receivables. At September 27, 2003 the Company had deferred revenue of $1.6 million under the Nonni's licensing agreement. This amount will be recognized into income during fiscal years 2003 and 2004.

(7) TAX ALLOCATION DISTRIBUTION

        In September 2001, the Company entered into an Amended and Restated Tax Allocation Agreement (the "Tax Allocation Agreement") among MFFB, Mrs Fields' Holding, TCBY Holding Company, Inc. and all of their respective subsidiaries (collectively, the "Group"). The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of September 29, 2001. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each MFFB subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. federal income tax return. The exact amount of any compensation MFFB receives from a subsidiary or subgroup of subsidiaries is contingent upon the length of time between the utilization date and September 29, 2001 and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement. During the 39 weeks ended September 27, 2003, TCBY paid $150,000 to the Company for utilization of the Company's net operating loss carryforwards. During the 39 weeks ended September 27, 2003, the Company and its subsidiaries recorded distributions of $4.1 million due to MFFB under the Tax Allocation Agreement. In March 2003, Mrs. Fields paid $5.0 million to MFFB relating to its obligations under the Tax Allocation Agreement, which was accrued at December 28, 2002. In July 2003 and October 2003, Mrs. Fields paid $1.1 million and $1.0 million, respectively, to MFFB relating to its obligations under the Tax Allocation Agreement for fiscal 2003.

(8) ACCRUED SEVERANCE BENEFITS

        On May 7, 2003, the Board of Directors of the Company accepted the resignation of Larry A. Hodges as President, Chief Executive Officer and Director of the Company. Mr. Hodges' resignation was effective on May 14, 2003. Under terms of his employment agreement, Mr. Hodges will receive 28 months of salary as severance, the first year of which will be paid semi-monthly, and the balance in a lump sum at the end of the first year. These payments are not expected to be material to the Company's liquidity. In May 2003, the Company recorded an expense of $1.2 million related to severance and other termination related expenses. As of September 27, 2003, $1.0 million related to these severance and other termination related expenses is included in accrued salaries, wages and benefits.

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

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 27, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$956	$301	$43	$—	$1,300
Accounts receivable, net	1,417	953	—	—	2,370
Amounts due from franchisees and licensees, net	1,073	1,564	38	—	2,675
Amounts due from affiliates	42,181	—	—	(42,181)	—
Inventories	1,332	2,075	3	—	3,410
Other current assets	640	331	—	—	971

Total current assets	47,599	5,224	84	(42,181)	10,726
PROPERTY AND EQUIPMENT, net	8,978	2,634	—	—	11,612
INTANGIBLES, net	18,758	54,913	—	—	73,671
INVESTMENT IN SUBSIDIARIES	16,800	1	—	(16,801)	—
AMOUNTS DUE FROM AFFILIATES	1,500	—	—	—	1,500
OTHER ASSETS	3,610	238	—	—	3,848

	$97,245	$63,010	$84	$(58,982)	$101,357

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$880	$3	$—	$—	$883
Accounts payable and bank borrowings	11,094	1,600	—	—	12,694
Amounts due to affiliates	1,500	44,553	123	(42,024)	4,152
Accrued liabilities	15,464	920	5	—	16,389

Total current liabilities	28,938	47,076	128	(42,024)	34,118
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	140,024	13	—	—	140,037
STORE CLOSURE RESERVE, net of current portion	836	—	—	—	836
DEFERRED REVENUE, net of current portion	4,182	—	—	—	4,182
STOCKHOLDER'S EQUITY (DEFICIT)	(76,735)	15,921	(44)	(16,958)	(77,816)

	$97,245	$63,010	$84	$(58,982)	$101,357

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED SEPTEMBER 27, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$18,517	$—	$59	$—	$18,576
Franchising and licensing	3,853	6,129	51	(1,907)	8,126
Mail order	—	2,605	—	—	2,605
Management fee revenue	2,600	—	—	—	2,600
Other operating revenue	—	23	—	—	23

Total revenues	24,970	8,757	110	(1,907)	31,930

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	13,311	—	50	(1,286)	12,075
Cost of sales—store and food	5,061	—	14	(813)	4,262
Franchising and licensing	172	2,215	7	—	2,394
Mail order	—	1,910	—	—	1,910
General and administrative	4,698	1,964	4	192	6,858
Stock compensation expense	46	—	—	—	46
Store closure provision	203	—	—	—	203
Impairment of long-lived assets	—	—	—	—	—
Depreciation and amortization	1,382	209	—	—	1,591
Other operating (income) expense, net	(1,078)	1	—	—	(1,077)

Total operating costs and expenses	23,795	6,299	75	(1,907)	28,262

Income from operations	1,175	2,458	35	—	3,668
Interest expense, net	(4,516)	(47)	—	—	(4,563)

Income (loss) before provision for income taxes	(3,341)	2,411	35	—	(895)
Provision for income taxes	(9)	(55)	—	—	(64)

Net income (loss)	$(3,350)	$2,356	$35	$—	$(959)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 39 WEEKS ENDED SEPTEMBER 27, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$59,939	$—	$171	$—	$60,110
Franchising and licensing	11,161	18,107	161	(5,919)	23,510
Mail order	—	8,614	—	—	8,614
Management fee revenue	7,800	—	—	—	7,800
Other operating revenue	39	20	—	—	59

Total revenues	78,939	26,741	332	(5,919)	100,093

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	43,196	—	144	(4,198)	39,142
Cost of sales—store and food	16,487	(14)	36	(2,386)	14,123
Franchising and licensing	534	6,582	26	—	7,142
Mail order	—	6,766	—	—	6,766
General and administrative	17,684	3,113	141	665	21,603
Stock compensation expense	138	—	—	—	138
Store closure provision	512	—	—	—	512
Impairment of long-lived assets	1,295	—	—	—	1,295
Depreciation and amortization	4,662	656	—	—	5,318
Other operating (income) expense, net	(2,295)	1	—	—	(2,294)

Total operating costs and expenses	82,213	17,104	347	(5,919)	93,745

Income (loss) from operations	(3,274)	9,637	(15)	—	6,348
Interest expense, net	(11,589)	(1,941)	—	—	(13,530)

Income (loss) before provision for income taxes	(14,863)	7,696	(15)	—	(7,182)
Benefit (provision) for income taxes	67	(167)	—	—	(100)

Net income (loss)	$(14,796)	$7,529	$(15)	$—	$(7,282)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED SEPTEMBER 27, 2003

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(7,322)	$6,445	$(164)	$—	$(1,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,506)	—	—	—	(1,506)
Proceeds from sales of property and equipment	4,244	—	—	—	4,244

Net cash provided by investing activities	2,738	—	—	—	2,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,696)	—	—	—	(1,696)
Payment of debt financing costs	(1,424)	—	—	—	(1,424)
Borrowings under line of credit	6,107	—	—	—	6,107
Distribution to parent under tax sharing agreement	—	(6,050)	—	—	(6,050)

Net cash provided by (used in) financing activities	2,987	(6,050)	—	—	(3,063)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	(95)	94	—	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,597)	300	(70)	—	(1,367)
CASH AND CASH EQUIVALENTS, beginning of period	2,553	1	113	—	2,667

CASH AND CASH EQUIVALENTS, end of period	$956	$301	$43	$—	$1,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,649	$1	$—	$—	$7,650

Income taxes paid	$251	$55	$—	$—	$306

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

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$27,656	$—	$45	$—	$27,701
Franchising and licensing	2,597	7,376	45	(2,578)	7,440
Mail order	2,065	—	—	—	2,065
Management fee revenue	2,825	—	—	—	2,825
Other operating revenue	11	—	—	—	11

Total revenues	35,154	7,376	90	(2,578)	40,042

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	19,335	—	41	(1,862)	17,514
Cost of sales—store and food	7,512	—	22	(910)	6,624
Franchising and licensing	7	2,157	—	—	2,164
Mail order	1,795	—	—	—	1,795
General and administrative	7,481	1,320	84	194	9,079
Stock compensation expense	—	—	—	—	—
Store closure provision	(52)	—	—	—	(52)
Wal-Mart restructuring costs	2,199	—	—	—	2,199
Impairment of long-lived assets	—	—	—	—	—
Depreciation and amortization	1,004	396	24	—	1,424
Other operating (income) expenses, net	(1,153)	—		—	(1,153)

Total operating costs and expenses	38,128	3,873	171	(2,578)	39,594

Income (loss) from operations	(2,974)	3,503	(81)	—	448
Interest expense, net	(4,270)	(55)	—	—	(4,325)

Income (loss) before provision for income taxes and minority interest	(7,244)	3,448	(81)	—	(3,877)
Provision for income taxes	(7)	—	—	—	(7)

Income (loss) before minority interest	(7,251)	3,448	(81)	—	(3,884)
Minority interest	8	—	—	—	8

Net income (loss)	$(7,243)	$3,448	$(81)	$—	$(3,876)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Net store and food sales	$86,246	$—	$151	$—	$86,397
Franchising and licensing	7,478	23,530	173	(8,353)	22,828
Mail order	6,676	—	—	—	6,676
Management fee revenue	8,715	—	—	—	8,715
Other operating revenue	1,731	—	—	—	1,731

Total revenues	110,846	23,530	324	(8,353)	126,347

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	60,840	—	143	(5,830)	55,153
Cost of sales—store and food	23,722	—	49	(3,116)	20,655
Franchising and licensing	32	7,077	—	—	7,109
Mail order	5,726	—	—	—	5,726
General and administrative	20,029	4,695	286	593	25,603
Stock compensation expense	—	—	—	—	—
Store closure provision	(13)	—	—	—	(13)
Wal-Mart restructuring costs	7,487	—	—	—	7,487
Impairment of long-lived assets	635	—	—	—	635
Depreciation and amortization	6,102	1,123	34	—	7,259
Other operating expenses, net	(1,056)	—	31	—	(1,025)

Total operating costs and expenses	123,504	12,895	543	(8,353)	128,589

Income (loss) from operations	(12,658)	10,635	(219)	—	(2,242)
Interest expense, net	(12,870)	(172)	—	—	(13,042)

Income (loss) before provision for income taxes, minority interest and cumulative effect of accounting change	(25,528)	10,463	(219)	—	(15,284)
Provision for income taxes	(118)	—	—	—	(118)

Income (loss) before minority interest and cumulative effect of accounting change	(25,646)	10,463	(219)	—	(15,402)
Minority interest	32	—	—	—	32

Income (loss) before cumulative effect of accounting change	(25,614)	10,463	(219)	—	(15,370)
Loss from cumulative effect of accounting change	(39,111)	—	—	—	(39,111)

Net income (loss)	$(64,725)	$10,463	$(219)	$—	$(54,481)

MRS. FIELDS' ORIGINAL COOKIES, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED SEPTEMBER 28, 2002

(Unaudited)
(Dollars in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,329	$(388)	$25	$—	$966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,602)	—	—	—	(5,602)
Proceeds from sales of property and equipment	6,651	457	—	—	7,108

Net cash provided by investing activities	1,049	457	—	—	1,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,899)	(55)	—	—	(1,954)
Payments under line of credit	(1,883)	—	—	—	(1,883)

Net cash used in financing activities	(3,782)	(55)	—	—	(3,837)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	—	—	(6)	—	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,404)	14	19	—	(1,371)
CASH AND CASH EQUIVALENTS, beginning of period	3,441	(21)	83	—	3,503

CASH AND CASH EQUIVALENTS, end of period	$2,037	$(7)	$102	$—	$2,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,780	$12	$—	$—	$7,792

Income taxes paid	$77	$—	$—	$—	$77

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

        This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, the Company may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  •
  the availability and adequacy of cash flow to satisfy obligations, including debt service on the long-term debt and additional funds required for working capital,

  •
  the ability to refinance the Company's debt on terms at least as favorable as existing terms on or before maturity,

  •
  the current negative stockholder's equity and the ability to solicit new franchisees,

  •
  the ability to sell company owned stores to franchisees,

  •
  economic, competitive, demographic, business and other conditions in various markets,

  •
  the seasonal nature of operations,

  •
  actions taken or failed to be taken by third parties, including the Company's customers, suppliers, distributors, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

  •
  changes in business strategy, capital improvements or development plans or in personnel or their compensation,

  •
  performance by franchisees and licensees,

  •
  difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

  •
  adoption of new accounting pronouncements,

  •
  changes in consumer preferences and the Company's ability to adequately anticipate such changes,

  •
  changes in raw materials and employee labor costs,

  •
  the termination of, or inability to renew on favorable terms, material agreements,

  •
  changes in relationships with the Company's franchisees and licensees,

  •
  changes in customer traffic, and

  •
  acts of war or terrorist incidents.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

        Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields" or the "Company") is a wholly owned subsidiary of Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"). Mrs. Fields' Holding is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc. ("MFFB"), which was established to combine Mrs. Fields' Holding and TCBY Enterprises, Inc. and its subsidiaries ("TCBY") under a common parent.

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

        During mid-to-late 2001 and early 2002, the Company opened 57 company owned stores in Wal-Mart locations. Sales and operating performance at the Wal-Mart locations did not meet expectations. Based upon the operating trends of the Wal-Mart locations, and to eliminate future operational losses from these locations, management determined to close the Company's stores located within Wal-Mart. The Company negotiated a release from these locations from Wal-Mart effective September 28, 2002.

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

	13 Weeks Ended			39 Weeks Ended
	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
	(Dollars in Thousands, excluding Other Data)
Statement of Operations Data:
REVENUES:
Net store and food sales	18,576	$27,701	(32.9)	$60,110	$86,397	(30.4)
Franchising and licensing	8,126	7,440	9.2	23,510	22,828	3.0
Mail order	2,605	2,065	26.2	8,614	6,676	29.0
Management fee revenue	2,600	2,825	(8.0)	7,800	8,715	(10.5)
Other operating revenue	23	11	n/a	59	1,731	(96.6)

Total revenues	31,930	40,042	(20.3)	100,093	126,347	(20.8)

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	12,075	17,514	(31.1)	39,142	55,153	(29.0)
Cost of sales—store and food	4,262	6,624	(35.7)	14,123	20,655	(31.6)
Franchising and licensing	2,394	2,164	10.6	7,142	7,109	0.5
Mail order	1,910	1,795	6.4	6,766	5,726	18.2
General and administrative	6,858	9,079	(24.5)	21,603	25,603	(15.6)
Stock compensation expense	46	—	n/a	138	—	n/a
Store closure provision (benefit)	203	(52)	n/a	512	(13)	n/a
Wal-Mart restructuring costs	—	2,199	n/a	—	7,487	n/a
Impairment of long-lived assets	—	—	n/a	1,295	635	n/a
Depreciation	1,222	1,098	11.3	4,282	6,309	(32.1)
Amortization—intangibles	369	326	13.2	1,036	950	9.1
Other operating income, net	(1,077)	(1,153)	(6.6)	(2,294)	(1,025)	n/a

Total operating costs and expenses	28,262	39,594	(28.6)	93,745	128,589	(27.1)

Income (loss) from operations	3,668	448	n/a	6,348	(2,242)	n/a
Interest expense, net	(4,563)	(4,325)	5.5	(13,530)	(13,042)	3.7

Loss before provision for income taxes, minority interest and cumulative effect of accounting change	(895)	(3,877)	(76.9)	(7,182)	(15,284)	(53.0)
Provision for income taxes and minority interest	(64)	1	n/a	(100)	(86)	16.3

Loss before cumulative effect of accounting change	(959)	(3,876)	(75.3)	(7,282)	(15,370)	(52.6)
Loss from cumulative effect of accounting change	—	—	n/a	—	(39,111)	n/a

Net loss	$(959)	$(3,876)	(75.3)	$(7,282)	$(54,481)	(86.6)

Cash flows from operating activities	$1,753	$2,353		$(1,041)	$966

Cash flows from investing activities	$1,098	$130		$2,738	$1,506

Cash flows from financing activities	$(2,831)	$(2,301)		$(3,063)	$(3,837)

OTHER DATA:
Number of company owned store unit weeks(1)	3,524	5,480	(35.7)	11,602	17,265	(32.8)
Unit week average ("UWA") sales(1)	$5,246	$4,976	5.4	$5,155	$4,961	3.9
Year-over-year comparable store sales percent(1)	(3.4)%	(2.5)%		(5.1)%	(2.0)%
Unit weeks—store open more than 13 months	3,455	4,588	(24.7)	11,233	14,133	(20.5)
UWA sales—stores open more than 13 months	$5,269	$5,349	(1.5)	$5,178	$5,327	(2.8)

(1)
Unit weeks refer to the sum of the average number of company owned stores open each fiscal week of the period. Unit week average sales are calculated by dividing the net store sales by the number of unit weeks. Year-over-year comparable store sales are calculated by comparing the change in company owned store sales for stores that have been open more than 13 months. Management uses unit weeks, unit week average sales and year-over year comparable store sales information to measure operating performance at the company owned stores business segment and store level. Unit weeks, unit week average sales and year-over-year comparable sales are not measures defined in accounting principles generally accepted in the United States of America and should not be considered in isolation or as a business substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America.

13 Weeks Ended September 27, 2003
Compared to the 13 Weeks Ended September 28, 2002

        Income From Operations—Overview.    Income from operations was $3.7 million for the 13 weeks ended September 27, 2003 compared to income from operations of $400,000 for the 13 weeks ended September 28, 2002, an increase in income from operations of $3.3 million. This increase in income from operations was primarily attributable to increases in contribution from franchising and licensing of $400,000 and contribution from mail order of $400,000, and reductions in operating costs including reduction in Wal-Mart restructuring charges of $2.2 million and general and administrative costs of $2.2 million, offset by lower store contribution of $1.4 million, decreases in management fee revenues under a management agreement between the Company and TCBY (the "TCBY Management Agreement") of $200,000 and other operating income of $100,000, and increased expenses associated with depreciation and amortization of $200,000 and the provision for store closure of $200,000.

        Store contribution was $2.2 million for the 13 weeks ended September 27, 2003, a decrease of $1.4 million or 38.9 percent, from store contribution of $3.6 million for the 13 weeks ended September 28, 2002. The decrease was a result of a 3.4 percent decrease in same store comparable sales for the 2003 period from the 2002 period resulting in a decrease in contribution of approximately $400,000. Management believes the decrease in same store comparable sales was the result of reduced mall traffic due to the general economic instability and lower consumer confidence. Additionally, the decrease in store sales resulted from approximately 1,300 fewer store weeks (excluding Wal-Mart locations) in the third quarter of 2003 compared to the third quarter of 2002 resulting in a decrease in contribution of approximately $1.0 million. Contribution as a percent of sales for the 13 weeks ended September 27, 2003 was 12.1 percent compared to 13.1 percent for the 13 weeks ended September 28, 2002. This decrease in contribution percentage was primarily attributable to lower per unit sales volume (excluding Wal-Mart locations) experienced during the 2003 period compared to the 2002 period resulting in limited leverage of fixed operating costs including rents, labor and other store expenses.

        Franchising and licensing contribution was $5.7 million for the 13 weeks ended September 27, 2003, an increase of $400,000 or approximately 7.5 percent, from franchising and licensing contribution of $5.3 million for the 13 weeks ended September 28, 2002. This increase was principally due to an increase in contribution from product formulation charges to franchisees for the Company's proprietary products and allowances from certain suppliers of $400,000 and royalties earned under license agreements for Mrs. Fields' branded products sold through retail stores of $100,000, offset by a reduction in initial franchise fees of $100,000.

        Mail order contribution was $700,000 for the 13 weeks ended September 27, 2003, an increase of $400,000 from $300,000 for the 13 weeks ended September 28, 2002. This increase was attributable to an increase in mail order sales of $500,000 offset by an increase in mail order product and operating expenses of $100,000.

        Company Owned and Franchised or Licensed Store Activity.    As of September 27, 2003, there were 261 company owned stores and 1,062 franchised or licensed stores in operation. The store activity for the 13 week periods ended September 27, 2003 and September 28, 2002 is summarized as follows:

	September 27, 2003		September 28, 2002
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal period	280	1,061	432	1,000
Stores opened (including relocations and acquisitions)	3	19	1	23
Stores closed (including relocations)	(9)	(31)	(4)	(26)
Wal-Mart stores closed	—	—	(53)	(2)
Stores sold to franchisees	(13)	13	(7)	7
Stores acquired from franchisees	—	—	3	(3)

Stores open as of the end of the fiscal period	261	1,062	372	999

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of frozen cookie dough product to retail markets, were $18.6 million for the 13 weeks ended September 27, 2003, a decrease of $9.1 million or 32.9 percent, from $27.7 million for the 13 weeks ended September 28, 2002. Frozen cookie dough product sales were $100,000 and $400,000 for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively.

        Store sales were $18.5 million for the 13 weeks ended September 27, 2003, a decrease of $8.8 million or 32.2 percent, from $27.3 million for the 13 weeks ended September 28, 2002. The decrease in store sales was principally due to i) approximately 1,300 fewer store weeks (excluding Wal-Mart locations) opened for the 13 weeks ended September 27, 2003 compared to the same period in 2002 resulting in a decrease of sales of $6.7 million, ii) a 3.4 percent reduction or $600,000 in same store sales, which management believes was a result of reduced mall traffic and iii) a decrease in sales from the Company's Wal-Mart locations of $1.5 million for the 13 weeks ended September 27, 2003 compared to the same period in 2002 due to the closure of Wal-Mart locations in September 2002.

        Cost of Sales—Store and Food.    Cost of sales was $4.3 million for the 13 weeks ended September 27, 2003, a decrease of $2.3 million or 35.7 percent, from $6.6 million for the 13 weeks ended September 28, 2002.

        Cost of sales, stores only, was $4.2 million for the 13 weeks ended September 27, 2003, a decrease of $2.0 million or 32.3 percent, from $6.2 million for the 13 weeks ended September 28, 2002. This decrease was due to fewer operating stores as a result of the closure of the Wal-Mart locations, and approximately 1,300 fewer unit weeks (excluding Wal-Mart locations) resulting from the sale of company owned stores to franchisees and the closure of non-performing stores. Cost of sales, stores only, as a percent of sales was 22.7 percent and 22.9 percent for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $12.1 million for the 13 weeks ended September 27, 2003, a decrease of $5.4 million or 31.1 percent, from $17.5 million for the 13 weeks ended September 28, 2002. This decrease was due to fewer stores opened during the 2003 13 week period compared to the 2002 13 week period. Selling and store occupancy costs increased to 65.3 percent of sales for the 2002 13 week period from 64.2 percent of sales for the 2003 13 week period. This increase was principally due to increased labor and store occupancy costs as a percent of sales.

        Labor costs (excluding Wal-Mart locations) were 29.9 percent of sales and 29.3 percent sales for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively. This increase was primarily due to an increase in workers' compensation expense related to the company owned stores.

        Store occupancy costs (excluding Wal-Mart locations) were 25.9 percent of sales and 25.2 percent of sales for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively. This increase was principally the inability to obtain leverage on store rents as a result of lower store sales volumes.

        Other store expense was flat at 9.5 percent of sales and 9.6 percent of sales for the 13 weeks ended September 27, 2003 and September 28, 2002, respectively.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $8.1 million for the 13 weeks ended September 27, 2003, an increase of $700,000 or 9.2 percent, from $7.4 million for the 13 weeks ended September 28, 2002. Franchising revenues were $6.8 million for the 2003 13 week period, an increase of $500,000 or 7.9 percent, from $6.3 million for the 2002 13 week period. This increase was primarily due to a $400,000 increase in product formulation charges to franchisees from the sale of the Company's proprietary products and allowances from certain suppliers and a $100,000 increase in batter sales to Great American Cookie franchisees.

        Licensing revenues were $1.3 million for the 13 weeks ended September 27, 2003, an increase of $200,000 or 13.7 percent, from $1.1 million for the 13 weeks ended September 28, 2002. This increase was principally due to a $100,000 increase in licensing royalties for Mrs. Fields branded products sold through retail stores and a $100,000 increase in international licensing royalties.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $2.4 million for the 13 weeks ended September 27, 2003, an increase of $200,000 or 10.6 percent, from $2.2 million for the 13 weeks ended September 28, 2002. This increase was principally due to increased operating costs of the batter facility that sells cookie batter to the Company's Great American Cookie franchisees.

        Mail Order Revenues.    Mail order revenues were $2.6 million for the 13 week period ended September 27, 2003, an increase of $500,000 or 26.2 percent, from $2.1 million for the 13 week period ended September 28, 2002. Mail order revenues consist of sales through the Company's catalog and web-site. This increase in revenues was due to a $300,000 increase in sales to affiliations with other gift catalogs and Internet customers and a $200,000 increase in sales to a corporate customer who uses Mrs. Fields gift products for their customer appreciation programs.

        Mail Order Expense.    Mail order expenses were $1.9 million for the 13 weeks ended September 27, 2003, an increase of $100,000 or 6.4 percent, from $1.8 million for the 13 weeks ended September 28, 2002. This increase in expense was due to an increase in cost of sales with the increased sales volume, offset by reductions in operating expenses for catalog expense and labor.

        General and Administrative Expense.    General and administrative expenses were $6.9 million for the 13 weeks ended September 27, 2003, a decrease of $2.2 million or 24.5 percent, from $9.1 million for the 13 weeks ended September 28, 2002. General and administrative expenses include supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $1.5 million for the 13 weeks ended September 27, 2003, a decrease of $300,000 or 16.6 percent, from $1.8 million for the 13 weeks ended September 28, 2002. This decrease was principally due to decreases in payroll and related costs of $300,000 and travel and related costs of $100,000 resulting from the Company's staff reductions in late 2002 offset by an increase in franchisee support and training costs of $100,000.

        General and administrative expenses, excluding operations and supervision expenses, were $5.4 million for the 13 weeks ended September 27, 2003, a decrease of $1.9 million or 26.0 percent, from $7.3 million for 13 weeks ended September 28, 2002. This decrease in expenses was principally due to reductions in professional fees of $700,000, property, casualty and workers compensation insurance expenses of $700,000, payroll and related costs of $100,000, advertising and marketing expenses of $100,000, printing and supplies of $100,000, bad debt expense of $100,000 and other cost saving measures of $100,000.

        Store Closure Provision.    Store closure provision was $203,000 for the 13 weeks ended September 27, 2003, an increase of $255,000, from a benefit of $52,000 for the 13 weeks ended September 28, 2002 due to an increase in lease termination costs of approximately $200,000.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $1.6 million for the 13 weeks ended September 27, 2003, an increase of $200,000 or 14.2 percent, from $1.4 million for the 13 weeks ended September 28, 2002. Depreciation expense was $1.2 million for the 13 weeks ended September 27, 2003, an increase of $100,000 or 11.3 percent, from $1.1 million for the 13 weeks ended September 28, 2002. This increase was due to accelerated depreciation of various incidental assets associated with stores closed during the period. Amortization expense was $369,000 for the 13 weeks ended September 27, 2003, an increase of $43,000 or 13.2 percent, from $326,000 for the 13 weeks ended September 28, 2002

        Other Operating Income, Net.    Other operating income, net was $1.1 million for the 13 weeks ended September 27, 2003, a decrease of $100,000 or 6.6 percent, from other operating income, net of $1.2 million for the 13 weeks ended September 28, 2002. The decrease in other operating income was the result of a decrease in the net gain on stores sold to franchisees during the 13 weeks ended September 27, 2003 compared to the 13 weeks ended September 28, 2002.

        Interest Expense, Net.    Interest expense, net was $4.6 million for the 13 weeks ended September 27, 2003, an increase of $300,000 or 5.5 percent, from $4.3 million for the 13 weeks ended September 28, 2002. This increase was primarily due to increased amortization of loan fees incurred for the replacement of the Company's credit facility.

        Provision for Income Taxes.    Provision for income taxes was $64,000 for the 13 weeks ended September 27, 2003 compared to $7,000 provision for the 13 weeks ended September 28, 2002. This increase was primarily due to a provision increase for state income taxes.

39 weeks Ended September 27, 2003
Compared to the 39 weeks Ended September 28, 2002

        Income From Operations—Overview.    Income from operations was $6.3 million for the 39 weeks ended September 27, 2003 compared to loss from operations of $2.2 million for the 39 weeks ended September 28, 2002, an increase in income from operations of $8.5 million. This increase in income from operations was primarily attributable to increases in contribution from franchising and licensing of $700,000, contribution from mail order of $900,000 and gain on sale of stores to franchisees of $1.2 million, and reductions in operating costs including reductions in Wal-Mart restructuring charges of $7.5 million, general and administrative costs of $4.0 million, and depreciation and amortization of $2.0 million, offset by decreases in other revenues of $1.7 million, store contribution of $3.8 million, management fee of $900,000, and increased expenses associated with the impairment of long-lived assets of $700,000 and the provision for store closure of $500,000.

        Store contribution was $6.8 million for the 39 weeks ended September 27, 2003, a decrease of $3.8 million or 35.8 percent, from store contribution of $10.6 million for the 39 weeks ended September 28, 2002. The decrease was a result of a 5.1 percent decrease in same store comparable sales for the 2003 period from the 2002 period resulting in a decrease in contribution of approximately $2.1 million. Management believes the decrease in same store comparable sales was the result of reduced mall traffic due to the general economic instability, the war in Iraq, and continued lower consumer confidence. Additionally, the decrease in store contribution resulted from approximately 3,600 fewer store weeks (excluding Wal-Mart locations) in the 39 weeks ended September 27, 2003 compared to the 39 weeks ended September 28, 2002 resulting in a decrease in contribution of approximately $3.1 million. These aforementioned decreases in store contribution were offset by the non-recurring negative store contribution from the Wal-Mart stores in 2002 of $1.4 million. Contribution as a percent of sales for the 39 weeks ended September 27, 2003 was 11.4 percent compared to 12.4 percent for the 39 weeks ended September 28, 2002. This decrease in contribution percentage was primarily attributable to lower per unit sales volume (excluding Wal-Mart locations) experienced during the 2003 period compared to the 2002 period resulting in limited leverage of fixed operating costs including rents, labor and other store expenses.

        Franchising and licensing contribution was $16.4 million for the 39 weeks ended September 27, 2003, an increase of $700,000 or 4.5 percent, from franchising and licensing contribution of $15.7 million for the 39 weeks ended September 28, 2002. This increase was due to an increase in contribution from product formulation charges to franchisees for the Company's proprietary products and allowances from certain suppliers of $900,000, increase in contribution from the Company's batter facility of $200,000 which sells cookie dough to our Great American Cookie franchisees, and reduction in administrative costs of $200,000 for international licensing, offset by a decrease in royalties and license fees earned for Mrs. Fields' branded products of $600,000.

        Mail order contribution was $1.8 million for the 39 weeks ended September 27, 2003, an increase of $900,000 or 100.0 percent, from $900,000 for the 39 weeks ended September 28, 2002. This increase was attributable to an increase in mail order sales of $1.9 million offset by an increase in mail order product and operating expenses of $1.0 million.

        Company Owned and Franchised or Licensed Store Activity.    As of September 27, 2003, there were 261 company owned stores and 1,062 franchised or licensed stores in operation. The store activity for the 39 week periods ended September 27, 2003 and September 28, 2002 is summarized as follows:

	September 27, 2003		September 28, 2002
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the fiscal year	330	1,038	474	1,017
Stores opened (including relocations and acquisitions)	7	73	4	61
Stores closed (including relocations)	(37)	(88)	(29)	(104)
Wal-Mart stores closed	—	—	(44)	(8)
Stores sold to franchisees	(40)	40	(40)	40
Stores acquired from franchisees	1	(1)	7	(7)

Stores open as of the end of the fiscal period	261	1,062	372	999

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of frozen cookie dough product to retail markets, were $60.1 million for the 39 weeks ended September 27, 2003, a decrease of $26.3 million or 30.4 percent, from $86.4 million for the 39 weeks ended September 28, 2002. Frozen cookie dough product sales were $300,000 and $800,000 for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively.

        Store sales were $59.8 million for the 39 weeks ended September 27, 2003, a decrease of $25.8 million or 30.1 percent, from $85.6 million for the 39 weeks ended September 28, 2002. The decrease in store sales was principally due to i) approximately 3,600 fewer store weeks (excluding Wal-Mart locations) opened for the 39 weeks ended September 27, 2003 compared to the same period in 2002 resulting in a decrease of sales of $19.1 million, ii) a 5.1 percent reduction or $3.1 million in same store sales, which management believes was a result of reduced mall traffic due to the continued economic instability, the war in Iraq and lower consumer confidence and iii) a decrease in sales from the Company's Wal-Mart locations of $3.6 million for the 39 weeks ended September 27, 2003 compared to the same period in 2002 due to the closure of Wal-Mart locations in September 2002.

        Cost of Sales—Store and Food.    Cost of sales was $14.1 million for the 39 weeks ended September 27, 2003, a decrease of $6.6 million or 31.6 percent, from $20.7 million for the 39 weeks ended September 28, 2002.

        Cost of sales, stores only, was $13.9 million for the 39 weeks ended September 27, 2003, a decrease of $6.1 million or 30.5 percent, from $20.0 million for the 39 weeks ended September 28, 2002. This decrease was due to fewer operating stores as a result of the closure of the Wal-Mart locations, and approximately 3,600 fewer unit weeks (excluding Wal-Mart locations) resulting from the sale of company owned stores to franchisees and the closure of non-performing stores. Cost of sales, stores only, as a percent of sales was 23.2 percent and 23.1 percent for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs were $39.1 million for the 39 weeks ended September 27, 2003, a decrease of $16.1 million or 29.0 percent, from $55.2 million for the 39 weeks ended September 28, 2002. This decrease was due to fewer stores opened during the 2003 39 week period compared to the 2002 39 week period. Selling and store occupancy costs increased from 63.8 percent of sales for the 2002 39 week period to 65.4 percent of sales for the 2003 39 week period. This increase was principally due to the inability to obtain leverage on the store operating costs, specifically occupancy and other store expense as a result of declining sales.

        Labor costs (excluding Wal-Mart locations) were 29.6 percent of sales and 30.1 percent sales for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively. This decrease was primarily the result of tightening of staffing levels in conjunction with the lower sales volumes and the closure of the Wal-Mart locations.

        Store occupancy costs (excluding Wal-Mart locations) on an average per store basis decreased 1.2 percent as a result of the closure of non-performing stores. However, with lower sales volume, occupancy costs as a percent of sales increased to 25.8 percent of sales for the 2003 39 week period from 24.4 percent of sales for the 2002 39 week period.

        Other store expense was 10.0 percent of sales and 9.3 percent of sales for the 39 weeks ended September 27, 2003 and September 28, 2002, respectively. This increase was due to increased costs for property and liability insurance and other costs for which the stores were unable to obtain leverage as a result of lower store sales volumes.

        Franchising and Licensing Revenues.    Franchising and licensing revenues were $23.5 million for the 39 weeks ended September 27, 2003, an increase of $700,000 or 3.0 percent, from $22.8 million for the 39 weeks ended September 28, 2002. Franchising revenues were $19.8 million for the 2003 39 week period, an increase of $1.4 million or 7.6 percent, from $18.4 million for the 2002 39 week period. This increase was primarily due to increases in product formulation charges to franchisees from the sale of the Company's proprietary products to the Company's franchisees and allowances from certain suppliers of $900,000 and batter sales to Great American Cookie franchisees of $400,000.

        Licensing revenues were $3.7 million for the 39 weeks ended September 27, 2003, a decrease of $700,000 or 15.9 percent, from $4.4 million for the 39 weeks ended September 28, 2002. This decrease was principally due to decreases in licensing revenues from the sale of certain recipes under a licensing agreement with a national manufacturer of soft-baked cookies of $1.6 million offset by increases in licensing royalties for Mrs. Fields branded products sold in retail stores of $900,000.

        Franchising and Licensing Expenses.    Franchising and licensing expenses were $7.1 million for the 39 weeks ended September 27, 2003 and for the 39 weeks ended September 28, 2002. Administrative costs associated with the Company's international and domestic licensing group decreased by $200,000 and was offset by an increase in batter facility expenses to Great American Cookie franchisees of $200,000.

        Mail Order Revenues.    Mail order revenues were $8.6 million for the 39 weeks ended September 27, 2003, an increase of $1.9 million or 29.0 percent, from $6.7 million for the 39 weeks ended September 28, 2002. Mail order revenues consist of sales through the Company's catalog and web-site. This increase in revenues was due to increased sales to affiliations with other gift catalogs and Internet customers of $1.3 million, increase in sales to the airline industry of $400,000, and an increase in sales to a significant corporate customer of $200,000 who uses Mrs. Fields gift products in their customer appreciation program.

        Mail Order Expense.    Mail order expenses were $6.8 million for the 39 weeks ended September 27, 2003, an increase of $1.1 million or 18.2 percent, from $5.7 million for the 39 weeks ended September 28, 2002. This increase in expense was due to an increase in cost of sales of $700,000 and marketing and operating costs of $400,000 associated with the increased sales volume.

        Management Fee Revenues.    Management fee revenue was $7.8 million for the 39 weeks ended September 27, 2003, a decrease of $900,000 or 10.5 percent from $8.7 million for the 39 weeks ended September 28, 2002. The decrease was due to a decrease in the management fee effective October 1, 2002 as a result of an amendment to the TCBY Management Agreement.

        Other Operating Revenue.    Other operating revenue was $59,000 for the 39 weeks ended September 27, 2003, a decrease of $1.7 million, from $1.7 million for the 39 weeks ended September 28, 2002. This decrease was principally due to insurance proceeds received in 2002 under the Company's business interruption insurance policy for the loss of its World Trade Center location as a result of the events of September 11, 2001.

        General and Administrative Expense.    General and administrative expenses were $21.6 million for the 39 weeks ended September 27, 2003, a decrease of $4.0 million or 15.6 percent, from $25.6 million for the 39 weeks ended September 28, 2002. General and administrative expenses include supervision costs associated with store and franchise operations and general and administrative costs of the Company.

        Operations and supervision expenses were $4.7 million for the 39 weeks ended September 27, 2003, a decrease of $800,000 or 14.5 percent, from $5.5 million for the 39 weeks ended September 28, 2002. This decrease was principally due to decreases in payroll and related costs of $600,000 and travel and related costs of $400,000 resulting from the Company's staff reductions in late 2002, offset by an increase in franchisee support and training costs of $200,000.

        General and administrative expenses, excluding operations and supervision expenses, were $16.9 million for the 39 weeks ended September 27, 2003, a decrease of $3.2 million or 15.4 percent, from $20.1 million for 39 weeks ended September 28, 2002. This decrease in expenses was principally due to reductions in advertising and marketing expenses of $1.1 million, payroll and related costs of $800,000 resulting from the Company's staff reductions in late 2002, professional fees of $700,000, office, printing and supplies of $500,000, travel and entertainment of $400,000, property, casualty and workers compensation insurance expense of $300,000, occupancy costs of $100,000, bad debt expense of $100,000 and other cost saving measures of $400,000, offset with severance costs of $1.2 million relating to the resignation of the Company's Chief Executive Officer.

        Store Closure Provision.    Store closure provision was $512,000 for the 39 weeks ended September 27, 2003, an increase of $525,000, from a benefit of $13,000 for the 39 weeks ended September 28, 2002. This was principally due to an increase in lease termination costs of approximately $200,000 and additional reserves established for lease abatements made during the period on stores sold to franchisees of approximately $300,000.

        Impairment of Long-Lived Assets.    Impairment of long-lived assets was $1.3 million for the 39 weeks ended September 27, 2003, an increase of $700,000 from $600,000 for the 39 weeks ended September 28, 2002. This increase was principally due to impairment of assets at certain store locations that continued to experience a decrease of net contribution.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense was $5.3 million for the 39 weeks ended September 27, 2003, a decrease of $2.0 million or 27.3 percent, from $7.3 million for the 39 weeks ended September 28, 2002. Depreciation expense was $4.3 million for the 39 weeks ended September 27, 2003, a decrease of $2.0 million or 32.1 percent, from $6.3 million for 39 weeks ended September 28, 2002. This decrease was principally due to fewer store assets as a result of store closures, the sale of corporate stores to franchisees and impairment of store assets recorded in fiscal 2002. Amortization expense was $1.0 million for the 39 weeks ended September 27, 2003 and for the 39 weeks ended September 28, 2002.

        Other Operating Income, Net.    Other operating income, net was $2.3 million for the 39 weeks ended September 27, 2003, an increase of $1.3 million from other operating income, net of $1.0 million for the 39 weeks ended September 28, 2002. The increase in other operating income was the result of a $2.3 million net gain on stores sold to franchisees during the 39 weeks ended September 27, 2003 compared to $1.1 million net gain on stores sold to franchisees during the 39 weeks ended September 28, 2002.

        Interest Expense, Net.    Interest expense, net was $13.5 million for the 39 weeks ended September 27, 2003, an increase of $500,000 or 3.7 percent, from $13.0 million for the 39 weeks ended September 28, 2002. This increase was primarily due to increased amortization of loan fees incurred for the replacement of the Company's credit facility.

        Provision for Income Taxes.    Provision for income taxes was $100,000 for the 13 weeks ended September 27, 2003 compared to $118,000 for the 13 weeks ended September 28, 2002. Provision for income taxes primarily consists of state and foreign income taxes. Included in the provision for income taxes for the 39 weeks ended September 27, 2003 is compensation of $150,000 paid by TCBY to the Company for utilization of the Company's net operating loss carryforwards under the Amended and Restated Tax Allocation Agreement (the "Tax Allocation Agreement") with MFFB and Mrs. Fields' Holdings.

        Cumulative Effect of Accounting Change.    The Company recorded a non-cash charge of approximately $39.1 million to reduce the carrying value of the goodwill associated with its company owned stores reporting unit in the 39 weeks ended September 28, 2002. Such charge was non-operational in nature and was recorded as a cumulative effect of an accounting change upon the mandatory adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 effective the beginning of fiscal 2002.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand, available borrowings under its revolving credit facility and proceeds from the sale of company owned stores to franchisees. At September 27, 2003, the Company had $1.2 million of unrestricted cash and $2.8 million available under its $9.9 million revolving line of credit. The terms of the Company's indenture governing its outstanding senior notes limit the Company's ability to borrow under the credit facility to a total of $9.9 million, excluding letters of credit. At September 27, 2003, the Company had outstanding borrowings of $7.1 million and outstanding letters of credit totaling $1.3 million.

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

        On June 26, 2003, the Company entered into an amendment of the Foothill Credit Facility (the "Amendment"). Among other things, the Amendment allows the Company to add back to earnings used to calculate adjusted EBITDA, the severance related costs in connection with the resignation of the Company's former Chief Executive Officer and President expensed and payable by the Company during the fiscal years 2003 and 2004 in an aggregate amount not to exceed $1.2 million. In addition, the Amendment provides for more favorable terms for certain financial covenants through the expiration date of the Foothill Credit Facility.

        Management believes the Company's operations have been negatively impacted over the past two years by reduced mall traffic due to the recession during 2001 and the continued economic instability, the events of September 11, 2001 and the war in Iraq that commenced during the first quarter of 2003. The Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $77.8 million at September 27, 2003. The Company used $1.0 million of cash for operating activities during the 39 weeks ended September 27, 2003. The Company generated $2.7 million of cash from investing activities during the 39 weeks ended September 27, 2003, primarily from proceeds from the sale of 40 company owned stores to franchisees offset by purchases of property and equipment. The Company used $3.1 million of cash for financing activities during the 39 weeks ended September 27, 2003, principally for a distribution to MFFB under the Tax Allocation Agreement and payments of debt financing costs, long-term debt and capital leases offset by borrowings under the revolving line of credit.

        As of September 27, 2003, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $6.3 million, a decrease of $3.2 million from December 28, 2002 when liquid assets were $9.5 million. Current assets were $10.7 million at September 27, 2003, a decrease of $2.6 million from $13.3 million at December 28, 2002. This decrease was primarily the result of a decrease in cash and cash equivalents, accounts receivable and amounts due from franchisees and licensees offset by an increase in inventories and prepaid rent. Long-term assets were $90.6 million at September 27, 2003, a decrease of $7.7 million from $98.3 million at December 28, 2002. This decrease was due to recurring depreciation of property and equipment, impairment of long-lived assets, sale of company owned stores and amortization of intangibles.

        Current liabilities were $34.1 million at September 27, 2003, an increase of $700,000 from $33.4 million at December 28, 2002. This increase was primarily due to an increase in bank borrowings, accrued salaries and wages, accrued interest payable and deferred revenue, offset by a decrease in accounts payable, amounts due to affiliates and sales taxes payable.

        The Company's working capital deficit of $23.4 million at September 27, 2003 increased by $3.3 million from a deficit of $20.1 million at December 28, 2002 for the reasons described above.

        During 2003, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements, payments to MFFB in accordance with the Tax Allocation Agreement and other general corporate purposes. In March 2003, Mrs. Fields paid MFFB $5.0 million relating to its obligations under the Tax Allocation Agreement for fiscal 2002. In July 2003 and October 2003, Mrs. Fields paid MFFB $1.1 million and $1.0 million, respectively, relating to its obligations under the Tax Allocation Agreement for fiscal 2003. In December 2003, Mrs. Fields expects to pay MFFB an additional $1.4 million relating to its fiscal 2003 obligations under the Tax Allocation Agreement. The Company expects that its principal sources of cash will be provided by operating activities, proceeds from the sale of assets including the sale of company owned stores to new or existing franchisees and borrowings from the revolving line of credit. In March 2003, the Company received $2.0 million from a supplier as an advance to develop a beverage concept at company owned and franchised stores.

        The Company is highly leveraged. In addition to its credit facility with Foothill, the Company has $140 million of senior unsecured notes due on December 1, 2004 (the "Senior Notes"). The Senior Notes require semi-annual interest payments of approximately $7.1 million on June 1 and December 1. Due to borrowing restrictions under its senior note indenture and required maintenance of financial covenants under the Foothill Credit Facility, the Company's ability to obtain additional debt financing is significantly limited. Therefore, the Company expects to sell additional company owned stores and may defer capital expenditures and extend vendor payments to meet its debt service obligations. The Company believes that its sources of cash will be adequate to meet its cash requirements anticipated for the next 12 months. The Company is in compliance with its covenants underlying its Foothill Credit Facility and its Senior Notes at September 27, 2003.

        Mrs. Fields, Mrs. Fields' Holding, MFFB and TCBY engaged an investment banking firm to act as financial advisors to assist in the evaluation of various financing alternatives. As a result, the Company is actively pursuing the refinancing of the Senior Notes and has incurred legal and accounting costs. These costs have been capitalized and are included in deferred loan costs on the Company's balance sheet as of September 27, 2003. It is anticipated that these costs will be paid from the proceeds of the refinancing of the Senior Notes. There can be no assurances that the Company will be successful in refinancing the Senior Notes.

Inflation

        The impact of inflation on the operations of the Company's business has not been significant in recent years. Most of the Company's leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States of America, which minimizes fluctuations in operating income. In addition, some of our employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through lower staffing of store operations and, if necessary, through product price increases.

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

        Tax Allocation Agreement.    The Company is subject to an Amended and Restated Tax Allocation Agreement with MFFB and Mrs. Fields' Holding (the "Tax Allocation Agreement"). The Tax Allocation Agreement is among MFFB, Mrs. Fields' Holding, TCBY Holding Company, Inc., and all of their respective subsidiaries (collectively, the "Group").

        The Tax Allocation Agreement provides for compensation to the Company for any utilization of the Company's net operating loss and capital loss carryforwards that existed as of September 29, 2001. Pursuant to this agreement, on a quarterly basis, a hypothetical federal income tax liability is calculated for each MFFB subsidiary or subgroup of subsidiaries as if each subsidiary or subgroup of subsidiaries filed its own U.S. Federal Income Tax Return. The exact amount of any compensation to the Company or MFFB is contingent upon the length of time between the utilization date and September 29, 2001 and is subject to additional calculations as defined in the Supplement to Tax Allocation Agreement.

        Impairment of Goodwill and Intangible Assets.    On an annual basis, the Company completes an evaluation of the intangible assets associated with its various operating segments. To the extent that the fair value associated with the intangible asset is determined to be less than the recorded value, the Company writes down the value of the related intangible asset. The estimated fair value of the intangible assets is affected by, among other things, the Company's business plan for the future, estimated results of future operations and the comparable companies that are used to estimate the fair value of the Company's intangible assets. Changes in the business plan or operating results that are different than the projections used to develop the valuation of the intangible assets have an impact on the valuation of the intangible assets. Also, the decision to use one company versus another company as a benchmark may have an impact on the valuation of the intangible assets.

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

        Store Closure Reserve.    The Company periodically closes under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure and the Company has given notice of its intent to terminate the lease or the Company has ceased operations of the store, the Company records a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by Mrs. Fields' ability to settle with the landlord for amounts less than the amount reserved and the timing of the payments agreed to in the settlement.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, January 3, 2004, for us). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

        As of the date of this report, management understands that the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact management's analysis of the applicability of FIN 46 to entities that are franchisees of the Company. Management is aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in or providing significant levels of financial support to a franchisee. The Company does not possess any ownership interests in its franchisees. Additionally, the Company generally does not provide financial support to its franchisees. Management continues to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships. If the Company were required to consolidate the operations of its franchisees with the Company's consolidated financial statements, it could materially impact the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to amend and clarify financial accounting for reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (d) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, these officers have concluded that as of September 27, 2003, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

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

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' ORIGINAL COOKIES, INC.
/s/ STEPHEN RUSSO Stephen Russo, President and Chief Executive Officer	November 7, 2003 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Senior Vice President and Chief Financial Officer (Chief Financial and Principal Accounting Officer)	November 7, 2003 Date